Form 10-Q
period 1996-05-31
BRODERBUND SOFTWARE INC /DE/
filed 1996-07-15
CIK 812490

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- -----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -----                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                                                  ------  ------

Commission file number   0-15811



                            BRODERBUND SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            94-2768218
(State or other jurisdiction of                               I.R.S. Employer
  incorporation or organization)                            Identification No.)


                                500 REDWOOD BLVD.
                              NOVATO, CA 94948-6121
                    (Address of principal executive offices)
                         TELEPHONE NUMBER (415) 382-4400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                    No
                        -----                    -----

As of May 31, 1996 there were 20,737,302 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.



                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
     Item 1.        Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                         At May 31, 1996 and August 31, 1995                   3
                    Condensed Consolidated Statements of Income
                         Three and Nine Months Ended
                         May 31, 1996 and 1995                                 4
                    Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended May 31, 1996 and 1995               5
                    Notes to Condensed Consolidated
                         Financial Statements                                  6

     Item 2.        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations         7



PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                          16



     Signature                                                                17

PART I - FINANCIAL INFORMATION
         ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                    May 31, 1996       August 31, 1995
                                                    ------------       ---------------
         ASSETS

Current assets:
     Cash and short term investments                   $174,496              $126,547
     Accounts receivable, net                             1,258                 7,880
     Income tax prepayments                                   -                   487
     Inventories                                          2,007                 2,562
     Deferred income taxes                               16,866                13,880
     Other                                                  835                 1,186
                                                       --------              --------
         Total current assets                           195,462               152,542

Equipment and improvements, net                           6,396                 5,570
Deferred income taxes                                       928                   928
Other assets                                              6,663                 2,511
                                                       --------              --------
                                                       $209,449              $161,551
                                                       ========              ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $  3,514              $  6,094
     Accrued compensation                                 9,753                11,062
     Royalties payable                                    4,442                 4,625
     Accrued income taxes                                11,284                     -
     Other accrued expenses                               7,654                10,867
                                                       --------              --------
         Total current liabilities                       36,647                32,648

Other liabilities                                             -                    21
                                                       --------              --------
         Total liabilities                               36,647                32,669

Stockholders' equity:
     Common stock                                        34,242                31,140
     Retained earnings                                  138,560                97,742
                                                       --------              --------
         Total stockholders' equity                     172,802               128,882
                                                       --------              --------
                                                       $209,449              $161,551
                                                       ========              ========


                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                             Three months                   Nine months
                                             ended May 31,                 ended May 31,
                                        ------------------------     --------------------------
                                           1996             1995         1996              1995
                                           ----             ----         ----              ----

Net revenues                            $34,993          $36,114     $153,998          $134,411
Cost of revenues                         10,287           12,077       50,243            50,110
                                        -------          -------     --------          --------

Gross margin                             24,706           24,037      103,755            84,301

Operating expenses:
    Sales and marketing                   6,760            5,280       26,840            19,045
    Research and
       development                        6,758            5,662       21,771            15,677
    General and
       administrative                     2,961            2,846        8,721             8,309
                                        -------          -------     --------          --------

       Total operating
          expenses                       16,479           13,788       57,332            43,031
                                        -------          -------     --------          --------

Income from operations                    8,227           10,249       46,423            41,270

Interest and dividend
    income, net                           1,907            1,467        4,915             3,354
Equity in earnings of
    joint venture                             -              359        1,291             3,179
Gain on sale of
    investment                                -                -            -             1,602
Terminated merger fee,
    net                                       -                -       15,464                 -
                                        -------          -------     --------          --------

Income before
    income taxes                         10,134           12,075       68,093            49,405

Provision for
    income taxes                          3,953            5,040       27,137            20,410
                                        -------          -------     --------          --------

Net income                              $ 6,181          $ 7,035     $ 40,956          $ 28,995
                                        =======          =======     ========          ========


Net income per share                    $  0.29         $  0.33      $   1.90          $   1.39
                                        =======         =======      ========          ========

Shares used in computing
    net income per share                 21,435           21,138       21,583            20,814
                                        =======          =======     ========          ========


                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   Nine months
                                                                 ended May 31,
                                                                 --------------
                                                         1996                     1995
                                                         ----                     ----
Cash flows from operating activities:
    Net income                                           $ 40,956             $ 28,995
    Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Equity in earnings of joint venture              (1,291)              (3,179)
          Depreciation and amortization                     2,033                1,567
          Deferred income taxes                            (2,986)              (8,135)
          Write-off of intangible asset                         -                1,678
          Changes in operating assets
              and liabilities                              12,014               26,467
                                                         --------             --------

       Net cash provided by
          operating activities                             50,726               47,393

Cash flows from investing activities:
    Additions to equipment and
       improvements                                        (2,645)              (2,313)
    Other                                                  (3,155)               2,550
                                                         ---------             -------

       Net cash (used in)
          investing activities                             (5,800)                 237

Cash flows from financing activities:
    Exercise of stock options                               1,658                4,165
    Tax benefit of stock option exercises                   1,444                2,411
                                                         --------              -------
    Net cash provided by
          financing activities                              3,102                6,576
                                                         --------              -------

Translation adjustment                                        (79)                   3
                                                         ---------             -------

Increase in cash and
    short term investments                                 47,949               54,209
Cash and short term investments,
    beginning of period                                   126,547               75,000
                                                         --------              -------

Cash and short term investments,
    end of period                                        $174,496             $129,209
                                                         ========             ========

                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended May 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1995. The results of operations for the three months and nine months ended May 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1996.

NOTE 2.  PROPOSED MERGER TERMINATED

On December 7, 1995, Broderbund and The Learning Company terminated an agreement to merge. In conjunction with the terminated merger, Broderbund received a break-up fee of $18 million, less related expenses, which was reflected as non-operating income in the second quarter of fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the year ended August 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:

                                                  Three months                Nine months
                                                 ended May 31,               ended May 31,
                                                 -------------               -------------
                                               1996         1995           1996         1995
                                               ----         ----           ----         ----
Net revenues                                   100%         100%           100%         100%
Cost of revenues                                29%          33%            33%          37%
                                               ----         ----           ----         ----

Gross margin                                    71%          67%            67%          63%

Operating expenses:
    Sales and marketing                         19%          15%            17%          14%
    Research and development                    19%          16%            14%          12%
    General and administrative                   9%           8%             6%           6%
                                               ----         ----           ----         ----

       Total operating expenses                 47%          39%            37%          32%
                                               ----         ----           ----         ----

Income from operations                          24%          28%            30%          31%

Interest and
    dividend income, net                         5%           4%             3%           3%
Equity in earnings of
    joint venture                                  -          1%             1%           2%
Gain on sale of investment                         -            -            -            1%
Terminated merger fee, net                         -            -           10%             -
                                                ----         ----          ----          ----

Income before income taxes                      29%          33%            44%          37%
Provision for income taxes                      11%          14%            17%          15%
                                               ----         ----           ----         ----

       Net income                               18%          19%            27%          22%
                                               ====         ====           ====         ====

Net revenues

The Company derives revenue from products which are published by Broderbund (published products) and products from other software developers which are distributed by Broderbund (affiliated label products). The Company sells its products in North America through distributors and retailers, as well as directly to consumers. The Company's international sales are derived from a foreign subsidiary and licensing arrangements with foreign distributors.

Net revenues for the third quarter of fiscal 1996 were $35.0 million, as compared with the $36.1 million recorded in the third quarter of fiscal 1995. Net revenues were $154.0 million for the nine months of fiscal 1996, up 15% from the $134.4 million reported for the same period last year. During the third fiscal quarter, the Company experienced strong revenue growth from international markets and domestically in the education category. The productivity area grew moderately while the entertainment and affiliated label revenues declined. International sales have been fueled by the Company's direct presence in Europe and an increasing number of localized products. Currently, Broderbund sells its products directly and through strategic partnerships in more than 30 countries worldwide. Education revenues were primarily driven by the release of the new Advantage Libraries(TM) suites of products. Growth in the productivity area came from market acceptance of the additional products released in The Print Shop(R) group during the second fiscal quarter, and from the Family Tree Maker(TM) line of genealogy products and the supporting Family Archive(TM) CD's. However, sales of Myst(R), the Company's best-selling entertainment product, declined 32% from the same period last year, which caused a decline in the revenue contribution from the entertainment category and contributed to the overall decline in revenue. Affiliated label revenues also declined in the third quarter mainly due to a higher than normal level of returns in this area. Year-to-date revenues grew moderately, primarily due to stronger growth in the first fiscal quarter during the holiday selling season.

During the third fiscal quarter, Broderbund released 23 new products as compared with 15 new products in the same quarter last year. Nineteen of the new products were on CD-ROM. The Company released 71 new products during the first nine months of fiscal 1996 versus 51 products during the same period last year. The new products released in the third quarter this year included a series of suites of products called Advantage Libraries. The Advantage Libraries include a Carmen Advantage Library(TM) with two Carmen Sandiego(TM) products and PC Globe(R) Maps 'n' Facts(R), a Creative Advantage Library(TM) composed of Kid Pix(R) Studio and Amazing Writing Machine(TM), and two Learning Advantage Libraries(TM). Each Learning Advantage Library provides an age-appropriate creative learning solution to build the development of essential skills: reading, writing, math, geography and creativity.

Broderbund also released nine Family Archive CD's to support the Family Tree Maker line of genealogy products, four new line extensions in the Imagimaker(TM) series to provide more entry points into the Kid Pix creativity line of products. New affiliated label products included two Three for Me(TM) suites of products from Living Books(R) which combine three popular Living Books together in one package, and Sunset Garden Problem Solver from Sunset New Media.

Revenues from sales of affiliated label products accounted for 12% of net revenues in the third quarter and 16% in the first nine months of fiscal 1996, as compared with 19% of net revenues in both the third quarter and the first nine months of fiscal 1995.

Cost of revenues

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize internal software development costs as the impact on the financial statements would be immaterial.

In the third quarter of fiscal 1996, the Company's gross margin rose to 71%, up from 67% in the third quarter of fiscal 1995. For the nine months of fiscal 1996, the Company's gross margin increased to 67% from 63% during the same period of the prior year. The increase in gross margin in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 was primarily the result of higher levels of sales of the Company's published products, especially in the education area, and lower levels of sales of affiliated label products. Affiliated label products carry lower gross margins than products published by the Company since the Company performs only a distribution function, and in certain cases, a manufacturing function, for these products. In addition, sales of Myst, which has a higher royalty rate and therefore reduces the Company's gross margin percentage, are lower this year than in the same period of the prior year. Changes in the mix of sales of the Company's published products and between published products and affiliated label company products are normal quarter-to-quarter fluctuations. The increase in gross margin in the first nine months of fiscal 1996 compared to the same period of fiscal 1995 was due primarily to a greater percentage of net revenues generated from higher margin productivity and education products and to a one-time charge to cost of goods sold during the first quarter of fiscal 1995 of $1.3 million for the write-off of unamortized intangible assets arising from the 1992 acquisition of PC Globe, Inc.

Royalties paid to developers were 7% of net revenues in both the third quarter and the nine months of fiscal 1996 and the third quarter of fiscal 1995, down from 8% during the first nine months of the prior year The decrease was primarily the result of lower net revenues from externally designed products, such as Myst, which have higher royalties associated with them than royalties paid for content included in other Broderbund published products.

Sales and marketing

Sales and marketing expenses increased 28% to $6.8 million in the third quarter of fiscal 1996 from $5.3 million in the third quarter of fiscal 1995. Sales and marketing expenses increased 41% to $26.8 million in the first nine months of fiscal 1996 from $19.0 million in the comparable period last year. The increases were primarily the result of higher expenditures for marketing programs with the Company's channel partners, variable selling expenses and costs from the Banner Blue division acquired at the end of April 1995. The Company has also incurred additional marketing expenses to support some of its more established product lines. In addition, programs for educational marketing and customer service have been enlarged. The number of new products in the marketplace has expanded, causing the competition for retail shelf space to increase. As a result, the Company may incur increases in sales and marketing expenses in the future to more clearly distinguish its products from its competitors' products and to obtain available shelf space.

Research and development

Research and development expenses increased 19% to $6.8 million in the third quarter of fiscal 1996 from $5.7 million in the third quarter of fiscal 1995. Research and development expenses increased 39% to $21.8 million in the first nine months of fiscal 1996 from $15.7 million in the same period in the prior year. The increases were largely attributable to higher employee-related expenses from increased headcount and costs from the Banner Blue division and the establishment of a new educational division at the Company's Fremont facility. In addition, the Company has continued to invest in the development of multimedia products which have the capacity for expanded sound, animation and information content. The development of products with more content increases research and development costs. To partially offset this increase in content costs, the Company has developed proprietary systems to reduce the number of programming hours required to bring a product to market on multiple platforms. The Company is in the process of updating its product line to be Windows 95 native. Last August, the Company updated its product line to be Windows 95 compatible, incorporating features from Windows 95 into its Windows 3.1 product code. The Company includes multiple platform versions of many of its products on a single CD in the same package to reduce costs.

General and administrative

General and administrative expenses increased 4% to $3.0 million in the third quarter of fiscal 1996 from $2.8 million in the third quarter of fiscal 1995. General and administrative expenses increased 5% to $8.7 million in the first nine months of fiscal 1996 from $8.3 million in the same period in the prior year. The increases were primarily due to the Company's increased staffing to handle a larger volume of transactions and costs from the Banner Blue division.

Non-operating income

Non-operating income includes equity in earnings of the Living Books joint venture, interest and dividend income and other nonrecurring items. The Company and Random House, Inc. are equal partners in a joint venture to publish Living Books products. Both Broderbund and Random House, Inc. are distributing Living Books through their respective distribution channels under an affiliated label arrangement. The Company reports its 50% share in earnings and losses of the Living Books joint venture under the equity method of accounting. The Company's share is based on the joint venture's most recent quarter-end results, which are reported on a calendar year basis. The Company did not report any equity in earnings of the joint venture for the third quarter of fiscal 1996. For the nine months ended May 31, 1996, the equity in earnings of the joint venture was $1.3 million. For the third quarter and the first nine months of fiscal 1995, the equity in earnings of the joint venture was $.4 million and $3.2 million, respectively. The decline in earnings of the joint venture was primarily due to increased marketing costs associated with the launch of new products and, to a lesser degree, increases in development activities. The Company expects the profitability of the Living Books joint venture to be more variable than that of the Company because of the effect that the timing of new product releases has on Living Books' smaller revenue base.

Interest and dividend income increased to $1.9 million and $4.9 million in the third quarter and the first nine months of fiscal 1996, respectively, from $1.5 million and $3.4 million in the third quarter and first nine months of fiscal 1995, respectively. The increases were primarily due to greater cash and short term investment balances. In the first quarter of fiscal 1995, the Company reported a gain on the sale of an investment of $1.6 million.

In the second quarter of fiscal 1996, the Company received a one-time payment of $18.0 million in conjunction with a terminated merger. The Company recorded a pretax gain of $15.5 million, net of expenses related to the terminated merger.

Provision for income taxes

The Company's effective income tax rate decreased to 39.0% during the third fiscal quarter and 39.9% for the first nine months of fiscal 1996, down from 41.7% and 41.3% in the third quarter and first nine months of fiscal 1995, respectively. The decreases were primarily a result of higher tax exempt interest and dividend income as a percentage of income before income taxes.

Net income

Net income was $6.2 million or $0.29 per share in the third quarter of fiscal 1996 as compared with $7.0 million or $0.33 per share in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, net income was $41.0 million or $1.90 per share. Exclusive of the one-time gain, net income for the nine months ended May 31, 1996 was $31.7 million or $1.47 per share, an increase of 9% from the $29.0 million or $1.39 per share reported in the same period of the prior year.

Future operating results

As is typical in the consumer software industry, the Company's business is highly seasonal with net revenues and operating income generally highest during the first fiscal quarter, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. The usual pattern is due primarily to the increased demand for the Company's products during the calendar year-end holiday selling season. In addition, due to the typical slower summer selling season in Europe, the Company does not expect international revenues in the fourth fiscal quarter to be comparable to the prior fiscal quarters. For the third quarter of fiscal 1996, the Company reported a year-to-year decline in revenues and profitability. The Company expects that revenues in the next two fiscal quarters will be approximately the same as those of the same period in the prior year. If there is little or no growth in net revenues in the next two fiscal quarters, the Company's increasing operating expenses would cause net income to decline when compared to the same period in the prior year.

Recent data indicates a slowdown in growth of end-user demand for consumer software and hardware during 1996. Also, changes in the operating systems, such as Windows 95, appear to have caused confusion in the consumer market. In addition, competition in the consumer market has intensified with the proliferation of many new products as existing competitors continue to broaden their product lines and new competitors enter into or increase their focus on the consumer software market. In response to increasing price competition, the Company has reduced the price of some of its products, including its best-selling series, The Print Shop. If such conditions persist, the Company's future growth in net revenues, if any, could be adversely affected. Further, there can be no assurance that sales of the Company's existing products, particularly its entertainment products, will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner. In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products or other existing products will not decline further or experience lower than expected sales levels. Because a significant portion of the Company's expense levels are fixed and based on its expectations regarding future revenues, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations. Further, any significant shortfall in net revenues from levels expected by securities analysts and stockholders could result in substantial volatility in the trading price of the Company's common stock.

The Company's operating results and quarterly revenues are also affected by the timing of new product introductions, product mix, timing of orders placed by the Company's distributors and retailers and timing of marketing expenditures. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The Company has previously announced that Myst 2, the sequel to the Company's best-selling entertainment title Myst, will not be released in calendar 1996 as previously expected. Moreover, sales of Myst have declined substantially year-over-year, and there can be no assurance that the shortfall from the decline in Myst revenues can be replaced in a timely manner. The shortfall from the decline in Myst revenues was not fully replaced in the third fiscal quarter. In addition, due to the consolidation of platforms that has occurred in conjunction with the shift to CD-ROM, the adoption of the Windows 95 operating system and the practice of putting multiple versions of a product on the same CD-ROM, the Company may release fewer new products in future fiscal years than it has in the past.

The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties and there can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. The Company believes that the rate of product returns will increase as competition in the distribution channel increases and as mass merchants become an increasing percentage of the Company's sales. In addition, the business difficulties of a distributor or retailer could have an adverse effect on the operating results and financial condition of the Company.

Except for the historical information contained in this Form 10-Q, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties.

Important factors that could cause actual results to differ materially from the anticipated results include, but are not limited to, the anticipation of growth of specific market segments, the positioning of Broderbund's products in those segments, the competitive environment in the consumer software industry, the dependence on other products such as Windows 95, the anticipation and successful adaptation to rapid technological change, and the importance of the timing and market acceptance of new Broderbund product releases.

Changes in accounting principles

On October 23, 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 permits a company to choose either a new fair value based method or the current Accounting Principles Board Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to follow current practice but SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital increased $38.9 million during the first nine months of fiscal 1996 to $158.8 million from $119.9 million at August 31, 1995. Cash and short term investments increased $48.0 million to $174.5 million at May 31, 1996 from $126.5 million at the end of the prior fiscal year. Accounts receivable, net of reserves, decreased $6.6 million to $1.3 million at May 31, 1996, from $7.9 million at August 31, 1995. The increase in cash and short term investments and decrease in accounts receivable was primarily the result of strong collections from products sold during the holiday selling season. Cash and short term investments also increased from the receipt of $15.5 million, net of expenses, as a terminated merger fee. Increases in cash and short term investments were partially offset by income tax payments due in the third fiscal quarter.

At this time, the Company is not committed to incur any significant capital expenditures in fiscal 1996. Broderbund's Board of Directors has authorized the repurchase of up to two million shares of its common stock in open market transactions as market and business conditions warrant. No time frame has been set for this repurchase program. The Company has 20.7 million shares outstanding as of May 31, 1996. In June, 1996, the Company began purchasing shares of common stock, utilizing some of the Company's available cash.

In addition to cash and short term investments, the Company has $5.0 million available under an unsecured line of credit agreement with no outstanding borrowings. Borrowings under the line of credit bear interest at the bank's prime rate. The line of credit is subject to renewal by the bank on January 31, 1997.

The Company uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. During the third fiscal quarter, the Company made a minority equity investment in a company, Live Pictures, Inc., which is included in other assets. In addition, the Company evaluates from time to time acquisitions of products or companies that complement the Company's business.

Management believes the existing cash and short term investments balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the coming year.

PART II - OTHER INFOMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         None

                (b)      Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)



Dated:  July 11, 1996








                                          By:     /s/ Michael J. Shannahan
                                                 -------------------------------
                                                  Michael J. Shannahan
                                                  Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)

                                INDEX OF EXHIBITS


                                                                    Sequentially
 Exhibit                                                               Numbered
 Number                                                                    Page


None