Form 10-K
period 1996-08-31
BRODERBUND SOFTWARE INC /DE/
filed 1996-11-27
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE FISCAL YEAR ENDED AUGUST 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______

                         Commission file number 0-15811

                -------------------------------------------------
                            BRODERBUND SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)
                -------------------------------------------------

         Delaware                                        94-2768218
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

              500 Redwood Boulevard, Novato, California 94948-6121
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, including area code: (415) 382-4400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES _X_          NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 31, 1996 as reported on the NASDAQ National Market system, was $582,097,753.

As of October 31, 1996, there were 20,696,809 shares of the registrant's Common Stock Outstanding.

Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (the "Proxy Statement") for its 1997 Annual Meeting of Stockholders to be held January 23, 1997 are incorporated by reference into Part III hereof.

This report consists of 44 sequentially numbered pages. The Exhibit Index is located at pages 38 and 39. Page 1 of 44 Pages

                            BRODERBUND SOFTWARE, INC.
                           FORM 10-K, AUGUST 31, 1996
                                Table of Contents

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item 1.           Business................................................................................  3
Item 2.           Properties.............................................................................. 14
Item 3.           Legal Proceedings....................................................................... 14
Item 4.           Submission of Matters to a Vote of Security Holders..................................... 14

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters................... 16
Item 6.           Selected Financial Data................................................................. 17
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................ 18
Item 8.           Financial Statements and Supplementary Data............................................. 24
Item 9.           Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure............................................... 38

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant...................................... 38
Item 11.          Executive Compensation.................................................................. 38
Item 12.          Security Ownership of Certain Beneficial Owners and Management.......................... 38
Item 13.          Certain Relationships and Related Transactions.......................................... 38

                                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................ 38
                  Signatures.............................................................................. 41

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS: This Form 10-K of Broderbund Software, Inc. ("Broderbund " or the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "believes," "expects," "anticipates" or "estimates" are forward looking as are all other statements regarding future financial results, market conditions, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially and/or adversely from those anticipated by the forward looking statements contained in this Form 10-K or in the Company's 1996 Annual Report to Stockholders. Such factors include but are not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, and changes or disruptions in the consumer software distribution channels as well as those factors listed under Factors Affecting Future Operating Results in the Company's 1996 Annual Report to Stockholders and elsewhere herein. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties. Other factors, uncertainties and assumptions not specifically identified or disclosed by the Company were also involved in the derivation of these forward-looking statements and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.

PART I

Item 1. BUSINESS

Overview

     Broderbund Software, Inc. ("Broderbund" or the "Company") develops, publishes and markets a broad line of interactive personal productivity, entertainment and education software for use in the home, school and small business markets. Since the founding of the Company in 1980, Broderbund has developed innovative products which take advantage of advances in personal computer ("PC") technology and which have won over 400 awards and sold over 35 million units. The Company is committed to creating imaginative software to provide value for consumers of all ages.

     Broderbund's strategy is to identify and develop families of products that will achieve sustained consumer appeal and brand name recognition primarily across three major consumer software categories: personal productivity, entertainment and education. The Company's best known products are The Print Shop(R) family of personal productivity products, the Carmen Sandiego(R) family of educational products, the Family Tree Maker(TM) line of genealogy products, and the entertainment product Myst(R), which is the best selling PC game of all time. Recognizing that new and emerging technologies have historically played, and will continue to play, an increasingly significant role in the multimedia environment and consumer preferences, the Company seeks to adapt to and incorporate such technologies into its product offerings. In this respect, the Company believes that the emergence of the internet represents an important trend and opportunity in the consumer software market, and as part of its internet strategy it is developing on-line capabilities to its existing products, expanding its web-site presence and infrastructure and investing in a number of small internet related companies in order to keep abreast of developments in this rapidly-evolving area, and to position itself as a leading participant in this emerging platform.

     The Company sells its products through distributors, computer superstores, electronics stores, mass merchandisers, discount warehouse stores, office stores, software specialty retail chains and educational dealers. The Company's North American retail sales force serves over 20,000 domestic retail outlets. In addition, Broderbund also sells its products directly to schools and to consumers. International sales are primarily derived from a subsidiary in the United Kingdom and from licensing arrangements with foreign distributors. The Company also leverages its distribution strength by acting as the exclusive distributor for other publishers through its affiliated label program.

     The consumer software industry is characterized by rapid change, intense competition and consolidation. The Company has engaged in acquisitions, investments and joint ventures of technologies, content products and businesses when it believes that they are consistent with and beneficial to its overall strategy. In 1995 Broderbund acquired Banner Blue, and its Family Tree Maker product line, one of Broderbund's top three best selling families of products in 1996. In August 1996, the Company acquired T/Maker Company, a leading publisher of clip art software, including the popular ClickArt(R) product line. During fiscal 1996, Broderbund also made a minority equity investment in Live Picture, Inc., which publishes photo editing software for businesses and consumers. In addition, the Company has initiated investments in certain start-up internet related companies.

     Living Books(R) is an equal partnership between Broderbund and Random House. This joint venture publishes a series of award-winning, interactive animated children's storybooks on CD-ROM. Broderbund has an affiliated label arrangement with Living Books to distribute its products through Broderbund's computer software distribution channels. Living Books has now released a total of 14 children's titles, including Just Grandma and Me, The Berenstain Bears In the Dark, Dr. Seuss's ABC and the recently released Green Eggs and Ham.

     The Company was incorporated in California in September 1981 and was reincorporated in Delaware in February 1987. The Company's executive offices are located at 500 Redwood Boulevard, Novato, California 94948-6121. Its telephone number is (415) 382-4400. The Company's internet web site is located at http://www.broderbund.com.

Industry Background

     The consumer software market is generally divided into five primary categories: entertainment, education, personal productivity, finance and reference. The Company primarily develops and publishes products for the first three of these categories.

     Improvements in multimedia technology have fundamentally changed the consumers' experience by providing highly interactive entertainment and educational environments increasingly rich in content with realistic sounds and music, text, advanced graphics and animations, photographs and even film or video clips. Accordingly, although consumer demand has grown for multimedia products as a result of these improvements, so have consumer expectations for more sophisticated, easy to use, content rich products. Periodically, the software industry undergoes profound changes with the introduction of new hardware platforms and new technologies, such as, most recently, Win95 and the internet. In addition to these developments, competition has continued to increase and intensify among new and existing multimedia content providers.

     The growth in the installed base of multimedia PCs over the last few years has resulted in the creation of a mass market for consumer software products with advanced multimedia functionality and engaging content. The creation of this mass market has been characterized by the rise in importance of mass merchant software sales as a distribution channel, increasing price pressure as well as increasing competition for limited consumer retail shelf space. This competitive environment has resulted in the increased importance of creating significant brand name recognition, establishing strong retail relationships in the distribution channel, and offering a diverse product line for increased likelihood of retail success and sell-through.

Products

     Broderbund's product strategy is to create, identify and develop families of software products with brand name recognition in order to achieve sustained consumer appeal. During fiscal 1996, the Company released 42 new titles in both the published and affiliated label areas, as compared to 36 new titles in fiscal 1995. The Company offers products primarily in three major consumer software categories: personal productivity, entertainment and education. Personal productivity products consist of software that provide tools for the consumer to enhance productivity, whether via printed output or on-screen visualization. Entertainment products are designed for the consumer's leisure time enjoyment. Broderbund designs its education products to be both educational and engaging, so that the products appeal both to the primary user (i.e., the child) and to the buyer (i.e., the parent). The top three best selling products during fiscal 1996 were The Print Shop Ensemble, Myst and Family Tree Maker.

     The Company's product strategy for each of its categories is based on the following:

     Branded Product Franchises. Broderbund seeks to develop products with significant and broad brand name recognition that may be expanded into families of related sequel or complementary products in order to achieve sustained consumer appeal. Successful products serving as examples of the Company's strategy include: The Print Shop, Carmen Sandiego, Kid Pix(R), Myst, the Active Mind Series(TM), Family Tree Maker and Living Books families of products. The Company believes that developing product families helps to achieve longer life cycles for the Company's products.

     Advanced   Technology.   The  Company   seeks  to  create   technologically
sophisticated multimedia products based on the latest personal computer platforms, including the internet. Broderbund incorporates conventional programming disciplines with advanced tools like those used to develop animated or cinematic films. The Company has also developed proprietary internal programming tools, including a powerful product development system that allows for simultaneous development of programs on multiple platforms. The advanced technology utilized increases the appeal of Broderbund's products to sophisticated consumers as well as new users.

     Creativity. Broderbund seeks to foster creativity in the development of its products. The Company's goal is to lead the market in manifesting creativity in our products and in pioneering new types of interactive experiences. Throughout its sixteen years of developing products, Broderbund has a history of establishing products with enduring consumer appeal by conceiving imaginative and innovative ideas to develop new niches in the consumer market.

     Quality. The Company seeks to provide a high level of quality in its products. The Company strives to develop products that exceed customer expectations and provide long-term lasting value and enjoyment. The SPA has consistently recognized the quality of Broderbund products. Broderbund has been awarded more SPA "Excellence in Software" Awards than any other company.

     Ease-of-Use. The Company seeks to create products that allow the consumer to become quickly proficient in the use of the product. Because Broderbund's products are easy to use, they are often given as gifts or recommended as purchases for the first-time buyer.

     Third Party Validation. The Company seeks to develop products that appeal both to the primary user and to third parties, particularly parents and teachers, who have significant influence over the product buying decision. Broderbund believes the educational and creative content in its products makes them popular with parents and teachers without diminishing the enjoyment of the primary users.

     The Company's products in each category are described below:

     Productivity Products. The Company's productivity products are designed to provide consumers and small businesses with high quality, easy to use software products that relate to popular lifestyle, adult education and productivity interests and needs. The productivity category includes The Print Shop family of products, the Family Tree Maker line, 3D Home Architect(R) Edition 2, Williams-Sonoma Guide to Good Cooking(TM), PC Globe(R) Maps N Facts(R), Org Plus(R) and the ClickArt family of products. Products in The Print Shop family, first introduced in May 1984, have sold over ten million units. The Print Shop programs enable consumers to easily create personalized greeting cards, signs, banners, calendars, post cards, letterhead, envelopes, business cards and other personal documents and are supplemented by the additions of several graphics libraries. Family Tree Maker is a leading genealogy program which is supported by the Banner Blue division's Family Archives(TM) CD-ROM collections of family historical data to make searching for one's ancestors easier. 3D Home Architect is a best-selling, comprehensive solution to easy home design, complete with realistic 3D views. Williams-Sonoma Guide to Good Cooking, released in September 1996, is a computerized cookbook designed to streamline and organize the cooking process. Org Plus is an organizational charting tool used by many businesses. In August 1996, the Company acquired T/Maker Company which publishes Click Art, a popular line of clip art software.

     The  Company's   productivity  products  range  in  price  in  stores  from approximately $20 to $90. During fiscal 1996, productivity products accounted for approximately 45% of the Company's net revenues.

     Entertainment Products. In September 1993, the Company released Myst, which subsequently became the single best-selling title in PC history, and although it continues to remain popular, sales declined significantly, especially in the second half of fiscal 1996. Other entertainment titles released in fiscal 1996 included In the 1st Degree(R) and Learn the Art of Magic(TM). Part of Broderbund's strategy is to increase its focus and commitment to the development of entertainment titles and to expand its entertainment line with several new strategy, adventure and action products using both internal and external development resources. The Company has signed development agreements for several new entertainment products that are expected to be released in calendar 1997. However, because the entertainment market tends to be a "hit" driven business, where only a relatively limited number of popular "hit" titles achieve widespread consumer acceptance, the risks associated with the successful development of costly entertainment products and their market acceptance increase. As a result, there can be no assurance that the Company will publish an adequate number of successful titles. In addition, the Company anticipates that a significant number of the entertainment products will be licensed from, or developed by, the Company in collaboration with independent software developers. Accordingly the risks associated with reliance upon outside developers will increase, including the risks of delays in product introduction, increases in royalties paid to outside developers, and uncertainties surrounding the Company's ability to attract and retain successful developers and their content.

     The Company's entertainment products range in price in stores from approximately $20 to $50. During fiscal 1996, entertainment products accounted for approximately 20% of the Company's net revenues.

     Education Products. Broderbund's education strategy is to provide a broad and diverse selection of high-quality educational products for the home and school which are educationally strong, easy to use and engaging for a wide range of age groups. The core of the education category is comprised of the Carmen Sandiego family of products, the Active Mind Series, the ImagiMaker Series(TM), the StoryQuest(TM) Series, and the new Advantage Libraries.

     The Carmen Sandiego family of products is a very popular series of interactive games designed to motivate the player to learn more about geography and history and which have sold over five million units since the first product was released in April 1985. The central character is Carmen Sandiego, who, due to the popularity of the game and marketing efforts of the Company, has become a household name. Since September 1991, Public Broadcasting Service Television ("PBS") has shown a weekday children's quiz show based on the Carmen Sandiego theme. In addition, in February 1994, the Fox TV network began airing a new cartoon series created by DIC Animation City, Inc. based on the Carmen Sandiego software program called "Where on Earth is Carmen Sandiego?". Although the Company does not receive significant revenues from the television programs, the Company believes the programs have increased the exposure of the Carmen Sandiego series and enhanced the recognition of the brand name.

     The Active Mind Series includes seven products designed to develop curriculum-oriented skills in reading, writing, math, communication, thinking and reasoning, including the recently released Logical Journey of the Zoombinis(TM), Reading Galaxy(TM), and Write, Camera, Action!(TM). The ImagiMaker Series includes Kid Pix Studio, Kid Pix, and The Amazing Writing Machine(R), a series of creative products that allow children to do projects ranging from multimedia painting, arts and crafts, and slide shows to creative writing. The first products in the Company's new StoryQuests Series, the adventure stories Darby the

Dragon and Gregory and the Hot Air Balloon, were released in fiscal 1996 and are designed to entertain and teach children from the ages of 4 to 8.

     In fiscal 1996, the Company, as part of its strategy to provide greater value to its customers and to capture greater market share in the education category, released four product "suites", which are collections of its CD-ROM titles in one retail package, called Advantage Libraries. The Advantage Libraries are designed to provide parents with complete education solutions at an exceptional value.

     The   Company's   education   products   range  in  price  in  stores  from
approximately $20 to $70. During fiscal 1996, education products accounted for approximately 20% of the Company's net revenues.

     Affiliated   Label  Products.   Affiliated  label  products  are  designed,
developed and published by third party software publishers and distributed by Broderbund through its sales forces. In fiscal 1996, affiliated label products accounted for approximately 15% of the Company's net revenues. The Company's current affiliated label partners are: Against All Odds Productions, Cyan, Inc., Headbone Interactive Inc., Inroads Interactive, Inc., Live Picture, Inc., ParaGraph International, Progressive Networks, Starwave Corporation, Sunset New Media, The Logic Factory, Inc., Tsunami Media, Inc. and Living Books.

     Under affiliated label agreements, Broderbund performs a low-margin distribution function and in certain cases, a manufacturing function, which causes affiliated label revenues to yield substantially lower gross margins than sales of Broderbund's published products. As a result, changes in the mix between published sales and affiliated label sales can affect the Company's gross margin. Affiliated label publishers in general are small publishers, often with limited financial resources. The Company's affiliated label agreement requires the affiliate label publisher to assume the financial risk of product returns. There can be no assurance that there will not be significant returns of affiliated label products, or that the affiliated label publisher will be able to fulfill its financial obligation created thereby, in which case the Company, in order to preserve it relationships with its customers, would have to assume the obligation for affiliated label product returns.

     Living Books. Since January 1, 1994, Broderbund and Random House, Inc. have been equal partners in a joint venture called Living Books to publish the Living Books line of products. Both Broderbund and Random House are distributing Living Books through their respective distribution channels under affiliated label agreements. The Living Books line of products is a series of CD-ROM based interactive storybooks for children which allow children to learn, listen and explore. Living Books feature well-known children's authors and classic children's stories, including Just Grandma and Me, The Berenstain Bears In the Dark, Dr. Seuss's ABC and the recently released, Green Eggs and Ham. The Company's 50% share of the joint venture's profits and losses are recognized in nonoperating income in the financial statements. In fiscal 1996, the market for children's interactive storybooks on CD-ROM became intensely competitive, with significant new entrants into the market, resulting in lower average selling prices. In some cases, the new entrants had access to proprietary intellectual property content, as well as the financial resources to market products heavily and to leverage brand names through other media, such as feature films and television. As a result, the Living Books joint venture recognized a loss in the Company's fourth quarter in 1996, and there can be no assurances that the joint venture will return to profitability in fiscal 1997.

Product Development

     The Company's product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. Although the Company has focused on internally developed technology, it acquires a portion of its products, content and technologies from third parties. The Company's development agreements with third parties generally provide the Company with publishing, marketing and distribution rights to a personal computer software product for payment of royalties based on sales of the product. Many of these agreements also call for development fees to be paid as advances on such royalties over the term of the product's development. The specific royalty rates, development fees, payment terms, geographic scope, duration and other terms of the Company's license agreements vary, based on the nature of the product and the amount of development contribution from the licensor.

     The Company's product development department is divided into studios based on product categories. Each of the Company's studios consists of software engineers, graphic artists, animators, and sound and video technicians to develop products and convert existing programs to various hardware formats. The product development department also has a systems group which works on creating more effective development systems. For example, the Company has designed a proprietary development system that lets the Company develop programs for several platforms at once. This advanced system is designed to enable the internal development staff to accelerate production of new software products and to reduce the time to convert a product to a different hardware platform. In addition, the Company has also developed a proprietary graphics digitizing system that enables Broderbund to deliver richer, more realistic images and animations.

     Most elements of the development process are provided by a combination of third-party and in-house resources with the exception of quality assurance, which is completed solely at Broderbund facilities. Broderbund believes that the use of both in-house and third-party designers, artists and programmers expands its ability to introduce creative and innovative products. Third-party designers, content providers (such as musical composers) and some outside programming groups often receive royalties on the sales of products with which they were involved, in addition to fees, while most graphic artists and some outside programming groups operate on a fee-only basis. The Company is continuing to devote research and development resources to each of its product categories.

     The continued success of the Company depends on the timely introduction of successful new products, including new titles and adaptations to new platforms, to replace declining revenues from older products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. During fiscal 1996, a substantial percentage of Broderbund's net revenues has been derived from each of The Print Shop family, Myst and Family Tree Maker line. There can be no assurance that current sales levels of these products can be maintained. In fact, the substantial year-over-year decline in Myst revenues during the second half of fiscal 1996 was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner or that Myst II's introduction will occur in fiscal 1997 or that it will achieve widespread market acceptance. In general, entertainment products have relatively short product lives, and sales of older entertainment products may decline precipitously. If for any reason revenues from new products or upgrades should fail to replace declining revenues from existing products, the Company's business, operating results and the trading price of Broderbund's common stock would be significantly adversely affected.

     The process of developing software products such as those offered by the Company is extremely complex and is becoming more complex and expensive over time. In recent periods, the costs of internal development of new products, and advances to fund product development by third parties, have increased significantly. As a result, the financial risks borne by the Company associated with new product development have increased. In addition, Broderbund's expense levels are based on its expectations regarding future sales, and accordingly, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations due to delays in new product introductions, or lower than expected demand. As a result of the inherent seasonality of the Company's business, a delay in a new product introduction in the first or second quarter of a fiscal year may have a particularly exaggerated effect on results of operations in that year. In the past, Broderbund has experienced delays in the introduction of new products, and anticipates that it will experience similar delays from time to time in the future. If the Company does not accurately anticipate and successfully adapt its products to emerging platforms, environments and technologies, or new products are not introduced when planned or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. In addition, the Company believes that electronic or internet products and services will become an increasingly important platform and distribution media, the Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its fiscal results.

Marketing and Distribution

     Broderbund sells its products through distributors, software specialty retail chains, computer superstores, mass merchandisers, discount warehouse stores, educational dealers and directly to end users. Broderbund commonly participates in and provides financial assistance for its retailers' promotional efforts, such as in-store displays or catalog advertisements. The Company also provides its retailers with demonstration disks and other collateral marketing materials. Broderbund's two largest distributors in fiscal 1996 each accounted for approximately 11% of the Company's net revenues in the fiscal year as compared to 13% and 22% in fiscal 1995. The Company expects to continue to increase its direct sales to retailers in fiscal 1997.

     Sales to a limited number of distributors and retailers have constituted and are anticipated to constitute a substantial amount of the Company's net revenues. Generally, arrangements with these distributors and retailers may be terminated by either party at any time. The loss of, or significant reduction in sales volume attributable to any of the Company's principal resellers or accounts sold through such resellers could materially adversely affect the Company's results of operations. In addition, certain distributors and retailers have experienced business difficulties and there can be no assurance such difficulties for these or additional distributors and retailers will not continue which could have an adverse effect on the operating results and financial condition of the Company.

     The distribution channels through which consumer software products are sold are characterized by rapid change, including consolidations and business difficulties of certain distributors and retailers and the emergence of new retailers such as warehouse clubs, mass merchants and computer superstores. In addition, there is an increasing number of companies competing for access to these channels. As a result of this activity, the Company has experienced an increase in product returns and credit risks and has adjusted its reserves for product returns and doubtful accounts accordingly.

     In addition, retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of software products and consumer platforms increases, this competition for shelf space may also increase. As large computer and software manufacturers, entertainment companies, media companies and print publishers enter or increase their focus on the consumer software market, the competition for shelf space will become more intense. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

     At the time of product shipment the Company establishes reserves that are an estimate of future returns of products. The Company's estimates of future returns takes into account the anticipated growth in revenue, the current level of distributor and retailer inventories of its products in relation to the seasonally adjusted rate of sell-through for each product, the impact of planned product releases on sales of previously released products, the proportion of sales attributable to new outlets of existing retailers and new channels, the effects of shifts in consumer preferences, and other factors. Broderbund monitors the volume of its sales to distributors and retailers to attempt to avoid over-stocking of its products by such customers. The Company maintains a stock balancing policy that allows distributors and retailers to return products according to negotiated terms or pursuant to any promotional terms that may be in effect and the Company accepts returns of defective, shelf-worn and damaged products at any time in accordance with negotiated terms. Product returns that differ from the Company's reserves could affect the Company's operating results. Broderbund believes that the rate of product returns will increase as mass merchants become an increasing percentage of the Company's sales. Additionally, the Company believes that higher than normal returns may be experienced whenever significant shifts occur within the distribution channel and whenever significant shifts occur with respect to consumer preferences for new technologies.

     Broderbund  also  promotes its products  directly to  consumers.  Marketing activities include direct mailings of catalogs, brochures, in-store demonstrations and presentations to computer user groups, advertising in computer publications and the circulation of newsletters to specific audiences. As the Company increases its product offering in the entertainment category, it is likely that the Company will pursue a strategy to significantly increase the amount that it spends on consumer advertising, thus adversely affecting the Company's profit margin if there is no corresponding significant increase in revenues generated by those products. The entertainment sector in particular is characterized by significant marketing, promotional and advertising expenditures, and there can be no assurance that a strategy to increase marketing and promotional activities will be successful, or that the revenues generated by the affected products will offset the increased marketing and promotional expenditures. Further, the Company expects to increase significantly its direct-to-consumers marketing, via direct mailings to customers, among other things. Such marketing efforts can be extremely costly, and there can be no assurance that these activities will be cost-effective. The Company maintains a substantial mailing list currently comprising over 3 million users of the Company's products.

     The Company's 38-person national sales staff covers the United States and Canada and operates out of ten offices located in California (2), Illinois (2), Maryland, Massachusetts, Ohio, Pennsylvania, Texas and Ontario, Canada. The Company has established a subsidiary in the United Kingdom to market and distribute localized versions of the Company's products to the major European markets. In addition, the Company has distribution arrangements in Australia, Southeast Asia and Japan. The Company's international distributor agreements generally grant the exclusive right to distribute the Company's products in specific geographic territories. In some cases, the distributor purchases finished goods from the Company for resale. In other cases, the distributor develops a foreign language version and pays the Company a royalty on sales of such products. In fiscal 1996, international sales accounted for approximately 11% of the Company's net revenues.

     The Company has a separate 8-person education sales and marketing group to focus on sales to schools. The Company believes that sales to this market are an important element in its overall success because schools often introduce children to Broderbund's products.

Competition

     The consumer software industry is intensely and increasingly competitive. The Company expects that existing consumer software companies can be expected to broaden their product lines or increase their focus to compete more directly with its products. Moreover, large corporations with substantial bases of intellectual property content in the motion picture and media industries and/or substantial financial resources without the need for immediate profit or return, have increasingly entered or announced their intention to enter the market for consumer software. Certain of the Company's existing and future competitors have greater financial, technical, marketing, sales and customer support resources than Broderbund. There can be no assurance that the Company will compete successfully in the future.

     Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. Broderbund believes that the principal competitive factors in the consumer software industry include product features and quality, reliability and ease-of-use, brand name recognition, strength in distribution channels, quality of support services and price. The Company believes that its products compete most favorably with respect to product features and quality, reliability and ease-of-use, brand name recognition and strength in distribution channels and, to a lesser extent, with quality of support services and price. Broderbund also believes that the increased technical sophistication required in new consumer software products has caused the availability of significant financial resources to become a more important competitive factor. Broderbund believes that the competitive environment has increased pressure to reduce the prices of its products which would reduce profit margins. In response to such competitive pressures, the Company has reduced the price of some of its products, including its best selling series, The Print Shop, and there can be no assurance that product prices will not continue to decline or that the Company will not respond to such declines with additional product price reductions. Prolonged price competition would have a material adverse effect on the Company's operating results.

International Sales and Expansion

     Over the last year and one-half Broderbund has taken several steps to enhance its presence in international markets, including the Company's establishment of a wholly-owned subsidiary in the United Kingdom in February 1995 and an increase in the number of international and localized products developed by the Company. As a result, international revenues amounted to approximately 11% of net revenue for fiscal 1996. Although the Company did experience significant growth in its international operations and sales in fiscal 1996, and expects that such operations will continue to grow, there can be no assurance that international sales of products will continue to grow at the rate experienced during fiscal 1996, or that other difficulties, including the timely and successful launch of foreign products, will not be encountered in the future. In addition, international sales are subject to inherent risks, including unexpected regulatory requirements, tariffs and other barriers, difficulties managing foreign operations, currency fluctuations and difficulty in collection of accounts receivable.

Proprietary Rights

     Generally, the Company does not have signed license agreements with the end users of its products and does not copy-protect its software; rather, it relies on the copyright laws to prevent unauthorized distribution of its software. The Company also relies on a combination of trade secret, patent and trademark laws and nondisclosure agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information it regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. The Company is a member of the SPA and supports the SPA's anti-piracy efforts to police the unauthorized use of software. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to its technologies. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect products and intellectual property rights to the same extent as the laws of the United States.

Internet Opportunities and Strategies

     The Company believes that the proliferation of on-line networks and the internet has created new opportunities for the consumer software industry, including opportunities for the Company to strengthen customer relationships, direct distribution, broaden its reach to new customers, add value to existing products and to develop new products and markets. Broderbund has initiated steps to take advantage of these opportunities, including the expansion of its on-line web site presence, infrastructure and capabilities, incorporating on-line functionality into existing products, such as The Print Shop, Carmen Sandiego, Family Tree Maker and 3D Home Architect products, and started development of, and investment in, new internet centric businesses and products, including multi-user entertainment products. The Company expects to incur significant costs in connection with its internet infrastructure, including costs associated with the acquisition of hardware and software necessary to allow for on-line commerce and multi-user games. Although the Company expects that these platforms and technologies will be an integral element of its overall business, there can be no assurance that the Company's internet strategy will be successful, or that the costs and investments will provide adequate, or any, returns.

Product Concentration

     During fiscal 1996, approximately 45%, 20% and 20% of the Company's net revenues were derived from sales of productivity, entertainment and education products, respectively. These products are expected to continue to account for a material percentage of net revenues in fiscal 1997 and thereafter. There can be no assurance that sales levels of any of these families of products will increase or be sustained, especially in the light of increased competition in the market place. The failure of new products in these families to achieve market acceptance, or an overall decline in sales of any one or more of the products in these families, could have a material adverse effect on the Company's financial condition and operating results.

Acquisitions, Investments and Joint Ventures

     The Company believes that its future success and growth will depend in part on its ability to identify, acquire and integrate technologies, content products and/or businesses. The Company continues to actively explore additional product-driven and technology-driven acquisition, investment, and joint venture opportunities consistent with Broderbund's overall product and publishing strategies. In the past these opportunities have included acquisitions of external technologies, content products and businesses, investments in shared technologies and various start-up internet businesses, and joint ventures, such as Living Books. There can be no assurance that the Company will be successful in identifying suitable opportunities, or if identified, there can be no assurance that the Company will be successful in completing, or integrating, the acquired properties, investments or joint ventures.

Fluctuations in Results and Stock Price

     The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including but not limited to, the rate of growth of the consumer software market, fluctuations in consumer demand, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successfully adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, the ability to timely manufacture and ship products in response to fluctuating demand, and changes or disruptions in the consumer software distribution channels. As a result of these and other factors, the Company's results in any given period are inherently difficult to predict.

     In the event that the Company should experience a shortfall in sales in a given fiscal quarter, the Company does not expect that it would be able to reduce its operating expenses quickly enough to prevent a decline in profit margins. As a result, a shortfall in sales in any given period may have an exaggerated effect on the Company's earnings for that period. Because the Company's stock trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings or a change in analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. There can be no assurance that the Company's stock price will remain at or near its current level. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

Seasonality

     Although the Company's business has generally been highly seasonal, with net revenues and operating income generally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. During fiscal 1997, the Company anticipates that its results may differ from that seasonal pattern with results more heavily weighted to the second half of the fiscal year when several new entertainment products are scheduled to be released. The Company also believes that the market conditions which resulted in the year-over-year decline in revenues and profitability experienced in the last two quarters of fiscal 1996 will continue for at least the next two fiscal quarters. Without growth in net revenues in any particular quarter, the Company's increasing operating expenses would cause net income to decline when compared to the same period in the previous year.

Employees

     As of August 31, 1996, the Company had 638 employees, including 241 in product development, 222 in sales, marketing and customer service, 103 in manufacturing and shipping and 72 in administration and finance. The Company's future success depends in large part on the continued service of its key technical and senior management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Competition for such employees is intense, and the loss of the services of key personnel could have a material adverse effect upon the Company's current operations and on new product development efforts. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Broderbund Foundation

     In 1988, the Company created the Broderbund Foundation (the "Foundation"), a non-profit corporation. Douglas Carlston and William McDonagh serve on the three-member Board of Directors of the Foundation. Each year, the Company donates to the Foundation a percentage of its adjusted pretax profits as determined by the Company's Board of Directors. For the preceding three years Broderbund has donated approximately 2% of its adjusted pretax profits. The Foundation makes grants to qualified non-profit organizations at the discretion of the Foundation's Board of Directors.

Production

     The Company prepares master software diskettes and CD-ROM discs, user manuals and packaging, and prints labels. The Company primarily uses outside sources to procure and duplicate CD-ROM discs. Diskette duplication is performed by the Company at its own facilities. Printing of the user manuals, packaging and manufacture of related materials are performed to the Company's specifications by outside sources, and the completed packages are assembled by the Company. To date the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, and has experienced very low returns due to product defects, however there can be no assurance that such difficulties will not occur in the future.

Backlog

     The Company typically ships product within one to two days after receipt of an order, which is customary in the computer software business. Accordingly, backlog as of any particular date is not representative of actual sales for any succeeding period.

Item 2. PROPERTIES

     Broderbund leases approximately 111,000 square feet of office space in Marin County, California, approximately 134,000 square feet of manufacturing and warehouse space in Sonoma County, California, approximately 15,000 square feet of office space in Alameda County, California, approximately 10,000 square feet of office space in Santa Clara County, California and 1,500 square feet of office space in Provo, Utah. The Company also leases approximately 12,000 square feet, a portion of which has been sublet to third parties, in Tempe, Arizona. Broderbund leases approximately 4,000 square feet of office space for its European subsidiary in the United Kingdom, and leases office space for sales representatives in the United States and Canada. The Company expects that its office, manufacturing and warehouse space will be sufficient for its needs through fiscal 1997.

Item 3. LEGAL PROCEEDINGS

     The Company is subject to various pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended August 31, 1996.

Executive Officers of the Registrant

     The executive officers of the Company, who are appointed by and serve at the discretion of the Company's Board of Directors, are as follows:

   Name                    Age    Position with Company
   ----                    ---    ---------------------

   Joseph P. Durrett       51    Chief Executive Officer and Director

   William M. McDonagh     40    President, Chief Operating Officer and Director

   Jan L. Gullett          42    Senior Vice President, Marketing and Sales

   Harry R. Wilker         50    Senior Vice President, Broderbund Studios

   Thomas L. Marcus        43    Vice President, Business Development,
                                   General Counsel and Secretary

   Michael J. Shannahan    48    Vice President, Finance and Chief Financial
                                   Officer

   Rodney D. Haden         46    Vice President, Sales

     There are no family relationships among directors or executive officers of the Company.

     Mr. Durrett joined the Company in October 1996 as Chief Executive Officer. Prior to joining the Company, Mr. Durrett served as president and chief operating officer of ADVO, Inc., a direct marketing company, and has held senior management positions at Kraft General Foods and brand management positions at Procter and Gamble. Mr. Durrett received a B.A. from Duke University and an M.B.A. from Wharton School, University of Pennsylvania.

     Mr. McDonagh joined the Company in October 1982 as Controller. In April 1987, he was promoted to Vice President of Finance. In February 1992, Mr. McDonagh was appointed Senior Vice President and Chief Financial Officer. Since April 1994, he has served as President and Chief Operating Officer. Mr. McDonagh, a certified public accountant, received a B.A. from the University of Notre Dame and an M.B.A. from Golden Gate University.

     Mr. Gullett joined the Company in February 1995 as Senior Vice President, Marketing and Sales. Prior to joining the Company, Mr. Gullett spent eighteen years in the consumer products industry with Pepsico, Sara Lee Corp. and Procter and Gamble. Mr. Gullett received a B.S. from Miami University and an M.B.A. from Harvard University.

     Mr. Wilker joined the Company in March 1987 as Manager, Technical Services and served as an Executive Publisher between August 1987 and May 1990. In July 1990 he was appointed Vice President, Product Development for the productivity group and in July 1992, he was appointed Vice President of Publishing. Mr. Wilker was promoted to Senior Vice President, Broderbund Studios in June 1994. Mr. Wilker received a B.S. from George Washington University and an M.A. in political science from the State University of New York at Buffalo.

     Mr. Marcus joined the Company in October 1986 as General Counsel. Since 1987, he has served as Vice President, General Counsel and Secretary of the Company. In June 1994, Mr. Marcus was also appointed Vice President, Business Development. He had previously served as Vice President of Business Development from November 1989 to June 1991. Mr. Marcus received an A.B. from Yale University and a J.D. from University of California at Berkeley, Boalt Hall.

     Mr. Shannahan joined the Company in February 1995 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Shannahan was an audit partner with KPMG Peat Marwick LLP in the information, communication and entertainment practice. Mr. Shannahan received a B.S. from Rockhurst College in Kansas City, Missouri. Mr. Shannahan is a certified public accountant.

     Mr. Haden joined the Company in July 1985 as Director of Sales. Since April 1987, he has served as Vice President, Sales. Mr. Haden oversees sales in the United States and Canada. Mr. Haden received a B.A. from The American University in Washington, D.C.

PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Common Stock Trading

     The Company's common stock is traded on the NASDAQ National Market System under the symbol BROD. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ:

Fiscal 1996                     High              Low

First Quarter                 $76.88           $53.50
Second Quarter                 64.75            43.13
Third Quarter                  48.75            37.00
Fourth Quarter                 44.00            28.50

Fiscal 1995                     High              Low

First Quarter                 $35.75           $25.38
Second Quarter                 55.38            33.25
Third Quarter                  59.75            44.38
Fourth Quarter                 76.75            43.13

     The Company has not paid cash dividends and has no present plans to do so. There were 447 stockholders of record on August 31, 1996, excluding stockholders whose stock is held in nominee or street name by brokers.

Item 6. SELECTED FINANCIAL DATA

Years ended August 31,                      1996         1995         1994        1993        1992
                                                      (In thousands, except per share data)
                                          ----------------------------------------------------------
Statement of Income Data
Net revenues                              $ 186,207   $ 171,594   $ 111,774    $  95,583   $  75,085
Cost of revenues                             58,544      61,092      40,589       39,119      32,838
                                          ----------------------------------------------------------
     Gross margin                           127,663     110,502      71,185       56,464      42,247
                                          ----------------------------------------------------------
Operating expenses:
   Sales and marketing                       34,381      25,143      18,621       15,051      11,102
   Research and development                  29,244      22,784      16,016       13,671      10,624
   General and administrative                11,256      11,085       7,500        7,112       6,375
   Charge for acquired in-process
   technology                                 8,369        --          --           --          --
                                          ----------------------------------------------------------
     Total operating expenses                83,250      59,012      42,137       35,834      28,101
                                          ----------------------------------------------------------

Income from operations                       44,413      51,490      29,048       20,630      14,146

Interest and dividend income, net             6,499       6,364       1,791        1,295       1,318
Equity in earnings of joint venture             217       3,886        --           --          --
Terminated merger fees, net                  15,464        --       (11,000)        --          --
                                          ----------------------------------------------------------

Income before income taxes                   66,593      61,740      19,839       21,925      15,464
Provision for income taxes                   29,816      25,553       8,778        8,297       5,805
                                          ----------------------------------------------------------

Net income                                $  36,777   $  36,187   $  11,061    $  13,628   $   9,659
                                          ==========================================================

Net income per share                      $    1.71   $    1.72   $    0.55    $    0.68   $    0.49
                                          ==========================================================
Shares used in computing per share
  data                                       21,509      21,037      20,145       20,006      19,582
                                          ==========================================================
Balance Sheet Data
  at August 31
Cash and short-term investments           $ 150,893   $ 126,547   $  75,000    $  54,316   $  31,409
Working capital                             142,493     119,894      73,005       54,770      37,462
Total assets                                200,432     161,551      97,651       77,229      56,226
Stockholders' equity                        165,548     128,882      80,179       62,010      44,170

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

NET REVENUES

(In thousands)        1996        Change         1995       Change        1994
--------------------------------------------------------------------------------
Net revenues        $186,207        9%         $171,594      54%        $111,774
--------------------------------------------------------------------------------

     The Company derives revenue from products which are published by Broderbund (published products) and products from other software publishers which are distributed by Broderbund (affiliated label products). The Company sells its products in North America primarily through distributors as well as directly to retailers and consumers. The Company's international sales, representing 11% of revenues in fiscal 1996 and less than 10% of revenues in fiscal 1995 and 1994, are derived from a subsidiary in the United Kingdom and licensing arrangements with foreign distributors.

     The Company's top three selling products during fiscal 1996 were The Print Shop Ensemble, Myst, and Family Tree Maker. Although each is a leading product in its segment, each product is encountering increased competition. During fiscal 1996, the Company released 42 new titles in both the published and affiliated label areas, as compared to 36 new titles in fiscal 1995 and 37 new titles in fiscal 1994.

     Revenue growth rates from the Company's major product families fluctuate from year to year, depending on the timing of new product releases or acquisition of new products or product lines, comparable growth in the prior year, and changes in consumer demand. The productivity product line showed the highest growth rate, approximately 30% year over year in fiscal 1996 compared to 48% in fiscal 1995. Growth in this product line was primarily due to the addition of Family Tree Maker products from the acquisition of Banner Blue Software in April 1995. The education line of products grew approximately 13% in fiscal 1996 as compared to 4% in fiscal 1995 due mainly to the introduction of the Advantage Library suites of products. The entertainment category was down 15% in fiscal 1996 after increasing over 150% in fiscal 1995. This was primarily due to the significant decline in Myst sales in fiscal 1996 compared to the significant increase experienced in fiscal 1995. Net revenues from the affiliated label products declined 9% in fiscal 1996, following an increase of 61% in fiscal 1995 primarily due to a decline in Living Books sales as competition increased in the children's interactive storybook category. While net revenues reached a record high, the net revenue growth rate slowed when compared to prior year growth, particularly in the second half of the fiscal year, reflecting the increasingly competitive and challenging consumer software market, and in particular, the decreases in the rate of sales of Myst and Living Books products.

     The growth in net revenues during fiscal 1995 resulted primarily from new product releases among both published and affiliated label products. Particularly strong products in fiscal 1995 included Myst and The Print Shop Ensemble II, as well as the Living Books series. Also contributing to the growth in fiscal 1995 was the continued expansion of software into the mass-merchant retail channel, expanding the number of locations where the Company's software could be purchased.

COST OF REVENUES

(In thousands)               1996         Change     1995       Change     1994
--------------------------------------------------------------------------------
Cost of revenues            $58,544         (4%)   $61,092         51%  $40,589
Percentage of net revenues       31%                    36%                  36%
--------------------------------------------------------------------------------

     Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers after they purchase the software. The Company does not capitalize software development costs as the impact on the financial statements would be immaterial. Affiliated label products carry significantly higher cost of revenues than published products.

     Cost of revenues declined as a percentage of net revenues in fiscal 1996 after remaining constant in fiscal 1995 and 1994. The decrease was primarily due to changes in the mix between sales of published products and sales from affiliated label companies and to a decrease in royalties paid to outside developers. Lower margin affiliated label revenues represented 15% of revenues in fiscal 1996 as compared to 18% in fiscal 1995 and 17% in fiscal 1994.

OPERATING EXPENSES

(In thousands)                     1996        Change    1995       Change     1994
------------------------------------------------------------------------------------
Sales and marketing              $34,381         37%   $25,143         35%   $18,621
Percentage of net revenues            18%                   15%                   17%
                                 ---------------------------------------------------

Research and development         $29,244         28%   $22,784         42%   $16,016
Percentage of net revenues            16%                   13%                   14%
                                 ---------------------------------------------------

General and administrative       $11,256          2%   $11,085         48%   $ 7,500
Percentage of net revenues             6%                    6%                    7%
                                 ---------------------------------------------------

Charge for acquired in-process
    technology                   $ 8,369        100%      --         --         --
Percentage of net revenues             4%                 --                    --
------------------------------------------------------------------------------------


     Sales and marketing expenses increased in fiscal 1996 from fiscal 1995 primarily due to an increased emphasis on advertising and promotions and other sales and marketing programs, as well as a higher level of staffing to support the additional programs. Sales and marketing expenses also included the costs from the Banner Blue division for all of fiscal 1996, whereas in the prior year, expenses were only included subsequent to the completion of the acquisition in April 1995. Sales and marketing expenses increased in fiscal 1995, as compared to fiscal 1994, primarily due to promotional efforts and additional staffing levels associated with new product releases, special marketing programs for certain products and costs associated with direct sales to customers.

     Research and development expenses increased in fiscal 1996 as compared to fiscal 1995 primarily as a result of the increased number of new title releases, expansion of the Company's development staff as part of its continued focus on new product development and the publishing of more technologically sophisticated multimedia products. The increase in research and development expenses in fiscal 1995 as compared to fiscal 1994 was due primarily to the investment in staffing and technology to convert the Company's product line to Windows 95. Also, subsequent to April 1995, research and development expenses include the costs of the Banner Blue division.

     General and administrative costs for fiscal 1996 remained constant as a percentage of net revenues when compared to fiscal 1995 as an effort was made to maintain expense levels consistent with the prior year. General and administrative expenses increased in fiscal 1995 as compared to fiscal 1994, as a result of increased employee-related expenses associated with staffing requirements needed to support higher revenue levels, the creation of the Company's wholly owned subsidiary in the United Kingdom, and the acquisition of Banner Blue Software.

     In August 1996, the Company charged to operations in-process technology of $8.4 million in connection with the acquisition of T/Maker Company.

NONOPERATING INCOME AND EXPENSES

(In thousands)                           1996         Change      1995        Change       1994
-------------------------------------------------------------------------------------------------
Interest and dividend income, net     $  6,499           2%    $  6,364          255%   $  1,791
Percentage of net revenues                   3%                       4%                       2%
                                      -----------------------------------------------------------

Equity in earnings of joint venture   $    217         (94)%   $  3,886          100%       --
Percentage of net revenues                   0%                       2%                    --
                                      -----------------------------------------------------------

Terminated merger fees, net           $ 15,464         100%        --           --      $(11,000)
Percentage of net revenues                   8%       --                                     (10)%
-------------------------------------------------------------------------------------------------


     Investment income increased in fiscal 1996 as compared to fiscal 1995 and 1994 due to higher average invested cash balances. In fiscal 1995, the Company had a gain of $1.6 million from the sale of a common stock investment that was previously recorded as a non-current asset at no net value.

     In fiscal 1996, the contribution from the Company's 50% equity interest in Living Books, a joint venture between Broderbund and Random House, decreased from fiscal 1995 due primarily to the decline in net revenues of Living Books products, as well as an increase in operating expenses reflecting higher marketing and development costs.

     In December 1995, Broderbund and The Learning Company terminated an agreement to merge and Broderbund recognized a gain from the break-up fee paid by The Learning Company. In May 1994, Broderbund and Electronic Arts terminated an agreement to merge. Broderbund recognized a charge in conjunction with the terminated merger.

PROVISION FOR INCOME TAXES

(In thousands)                  1996      Change     1995       Change    1994
--------------------------------------------------------------------------------
Provision for income taxes   $29,816      17%   $  25,553       191%   $8,778
Effective income tax rate      44.8%                41.4%               44.2%
--------------------------------------------------------------------------------

     The Company's effective income tax rate, as a percentage of pre-tax income, increased in fiscal 1996 as the charge for acquired in-process technology resulting from the acquisition of T/Maker Company did not provide any tax benefit. The Company's effective income tax rate decreased in fiscal 1995 as compared to the prior year because in fiscal 1994 the Company recognized a lower tax benefit on the terminated merger costs, raising the overall effective rate. A more complete analysis of the differences between the federal statutory and the Company's effective income tax rates is presented in Note 7 to the consolidated financial statements.

NET INCOME AND NET INCOME PER SHARE

(In thousands,
except per share data)         1996      Change   1995       Change     1994
--------------------------------------------------------------------------------

Net income                   $36,777       2%   $36,187        227%   $11,061
Percentage of net revenues        20%                21%                   10%
                             ---------------------------------------------------

Net income per share         $     1.71         $     1.72            $      .55
--------------------------------------------------------------------------------

     Exclusive of the one-time charge from the acquisition of T/Maker Company and of a one-time gain relating to a terminated merger, net income for fiscal 1996 would have been $35.9 million or $1.67 per share. Net income for fiscal 1995 grew 93% over fiscal 1994, which would have been $18.8 million or $.93 per share, exclusive of the one-time charge for terminated merger costs in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)               1996       Change     1995         Change     1994
--------------------------------------------------------------------------------

Cash and short-term
    investments            $150,893      19%     $126,547         69%   $ 75,000
                           -----------------------------------------------------

Working capital            $142,493      19%     $119,894         64%   $ 73,005
                           -----------------------------------------------------
Net cash provided by
    operating activities   $ 50,516      24%     $ 40,622        163%   $ 15,457
                           -----------------------------------------------------

     The Company's strong financial position improved in fiscal 1996. Cash and short-term investments increased $24.3 million to $150.9 million at August 31, 1996. Cash and short-term investments were provided by operating activities and the receipt of a terminated merger break-up fee, partially offset by the use of cash to purchase T/Maker Company, acquire a minority interest in Live Picture, Inc. and repurchase shares of the Company's common stock. Accounts receivable, net of allowances of $27.6 million, decreased $1.9 million to $6.0 million.

     At this time, the Company is not committed to incur any significant capital expenditures in fiscal 1997.

     In addition to cash and short-term investments, the Company has $5.0 million available under an unsecured line of credit agreement with no borrowings outstanding. The line of credit bears interest at the bank's prime rate and is subject to renewal by the bank in January 1997.

     The Company uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. In addition, the Company evaluates from time to time other acquisitions of products or companies that complement the Company's business.

     Management believes the existing cash and short-term investments and cash generated from operations will be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially and/or adversely are discussed below and in the Company's Form 10-K for the 1996 fiscal year.

Fluctuations in Operating Results

     The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including but not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, and changes or disruptions in the consumer software distribution channels.

     Although the Company's business has generally been highly seasonal, with net revenues and operating income generally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters, during fiscal 1997, the Company anticipates that its results may differ from that seasonal pattern with results more heavily weighted to the second half of the fiscal year when several new entertainment products are scheduled to be released. The Company also believes that the market conditions which resulted in the year-over-year decline in revenues and profitability experienced in the last two quarters of fiscal 1996 will continue for at least the next two fiscal quarters. Without growth in net revenues in the next two quarters, the Company's increasing operating expenses would cause net income to decline when compared to the same period in the previous year.

     Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants.

Industry and Competition

     Recent data indicates a slowdown in growth of end-user demand for consumer software and hardware during 1996 and there can be no assurance that such demand will not continue to slow or to decline. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial and technical resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited shelf space. In response to increasing product and price competition, the Company has reduced the price of some of its products, including its best-selling series, The Print Shop, which places negative pressures on net revenues and gross margins. There can be no assurance that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner. In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. Because a significant portion of the Company's expense levels are fixed and based on its expectations regarding future revenues, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations. In addition, competition for creative talent, including independent developers, has also intensified, and the attraction and retention of key personnel has become increasingly difficult.

Products and Platforms

     The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The substantial year-over-year decline in Myst revenues during the second half of fiscal 1996 was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner or that Myst II's introduction will occur in fiscal 1997 or that it will achieve widespread market acceptance. In addition, the Company believes that electronic or internet products and services will become an increasingly important platform and distribution media, the Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its fiscal results.

Distribution

     The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties and there can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. In addition, certain distributors and retailers have experienced business difficulties and there can be no assurance such difficulties for these or additional distributors and retailers will not continue which could have an adverse effect on the operating results and financial condition of the Company. The Company also permits distributors and retailers to return products under certain circumstances, and the Company believes that the rate of product returns will increase as competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceed management's estimates, it could have a material adverse impact on the Company's operating results. Further, there is increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products which has an adverse impact on the Company's net revenues and profitability, and there can be no assurance that these pressures will not continue or increase.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Broderbund Software, Inc.


We have  audited the  accompanying  consolidated  balance  sheets of  Broderbund
Software, Inc. as of August 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule of Broderbund Software, Inc. listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broderbund Software, Inc. at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP


San Francisco, California
October 8, 1996



                                             Broderbund Software, Inc.

                                            Consolidated Balance Sheets

                                                                                           August 31,
                                                                                   1996                   1995
                                                                                 -------------------------------
                                                                                        (In thousands,
                                                                                       except share data)
Assets
Current assets:
   Cash and short-term investments                                             $150,893                 $126,547
   Accounts receivable, net of allowances of
   $27,611 in 1996 and $23,692 in 1995                                            5,956                    7,880
   Income tax prepayments                                                          --                        487
   Inventories                                                                    3,140                    2,562
   Deferred income taxes                                                         15,057                   13,880
   Other current assets                                                             869                    1,186
                                                                                --------------------------------
Total current assets                                                            175,915                  152,542

Equipment and improvements, net                                                   7,014                    5,570
Deferred income taxes                                                              --                        928
Purchased technology and advances, net                                           13,090                      761
Investments in affiliates                                                         4,053                    1,386
Other assets                                                                        360                      364

                                                                                --------------------------------
Total assets                                                                   $200,432                 $161,551
                                                                               =================================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                            $  4,442                 $  6,094
   Accrued compensation                                                           8,794                   11,062
   Accrued income taxes                                                           8,966                     --
   Other accrued liabilities                                                     11,220                   15,513
                                                                                --------------------------------
Total current liabilities                                                        33,422                   32,669
                                                                                --------------------------------

Deferred income taxes                                                             1,462                     --

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares -
     20,670,060 in 1996 and 20,618,967 in 1995                                   31,383                   31,140
   Retained earnings                                                            134,165                   97,742
                                                                                --------------------------------
Total stockholders' equity                                                      165,548                  128,882
                                                                                --------------------------------

Total liabilities and stockholders' equity                                     $200,432                 $161,551
                                                                               =================================

See accompanying notes.

                                             Broderbund Software, Inc.

                                         Consolidated Statements of Income

                                                                        Years ended August 31,
                                                                 -------------------------------------
                                                                  1996           1995          1994
                                                                 -------------------------------------
                                                                            (In thousands,
                                                                        except per share data)
Net revenues                                                      $ 186,207    $ 171,594     $ 111,774
Cost of revenues                                                     58,544       61,092        40,589
                                                                 -------------------------------------
     Gross margin                                                   127,663      110,502        71,185
                                                                 -------------------------------------

Operating expenses:
   Sales and marketing                                               34,381       25,143        18,621
   Research and development                                          29,244       22,784        16,016
   General and administrative                                        11,256       11,085         7,500
   Charge for acquired in-process technology                          8,369         --            --
                                                                 -------------------------------------
     Total operating expenses                                        83,250       59,012        42,137
                                                                 -------------------------------------

Income from operations                                               44,413       51,490        29,048

Interest and dividend income, net                                     6,499        6,364         1,791
Equity in earnings of joint venture                                     217        3,886          --
Terminated merger fees, net                                          15,464         --         (11,000)
                                                                 -------------------------------------

Income before income taxes                                           66,593       61,740        19,839

Provision for income taxes                                           29,816       25,553         8,778
                                                                 -------------------------------------

Net income                                                        $  36,777    $  36,187     $  11,061
                                                                 =====================================

Net income per share                                              $    1.71    $    1.72     $    0.55
                                                                 =====================================

Shares used in computing per share data                              21,509       21,037        20,145
                                                                 =====================================


See accompanying notes.


                                             Broderbund Software, Inc.

                 Consolidated Statements of Stockholders' Equity




                                                            Common Stock                            Total
                                                       ---------------------        Retained      Stockholders'
                                                       Shares        Amount         Earnings         Equity
                                                       -------------------------------------------------------
                                                                          (In thousands)
Balances at August 31, 1993                            18,998        $13,213       $  48,797         $  62,010
   Exercise of stock options                              626          3,202               -             3,202
   Tax benefits relating to stock options                   -          3,906               -             3,906
   Net income                                               -              -          11,061            11,061
                                                     ----------------------------------------------------------
Balances at August 31, 1994                            19,624         20,321          59,858            80,179
   Exercise of stock options                              388          4,069               -             4,069
   Tax benefits relating to stock options                   -          6,213               -             6,213
   Adjustment for effect of pooling-of-interests
        on prior periods                                  607            537           1,688             2,225
   Foreign currency translation adjustment                  -              -             (20)              (20)
   Unrealized gain on short-term investments                -              -              29                29
   Net income                                               -              -          36,187            36,187
                                                     ----------------------------------------------------------
Balances at August 31, 1995                            20,619         31,140          97,742           128,882
   Exercise of stock options                              151          2,128               -             2,128
   Tax benefits relating to stock options                   -          1,548               -             1,548
   Repurchase of common stock                            (100)        (3,433)              -            (3,433)
   Foreign currency translation adjustment                  -              -             (78)              (78)
   Unrealized loss on short-term investments                -              -            (276)             (276)
   Net Income                                               -              -          36,777            36,777
                                                     ==========================================================
Balances at August 31, 1996                            20,670        $31,383        $134,165          $165,548
                                                     ==========================================================

See accompanying notes


                                             Broderbund Software, Inc.

                                       Consolidated Statements of Cash Flows

                                                                           Years ended August 31,
                                                                      1996         1995         1994
                                                                  -------------------------------------
                                                                          (In thousands)
Operating activities
Net income                                                        $  36,777    $  36,187     $  11,061
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Equity in earnings of joint venture                               (217)      (3,886)         --
     Depreciation and amortization                                    2,804        2,258         3,028
     Deferred income taxes                                             (120)      (5,394)       (4,325)
     Charge for acquired in-process technology                        8,369         --            --
     Write-off of purchased technology                                 --          1,678          --
     Changes in current assets and liabilities:
       Accounts receivable                                            1,924       (5,582)        2,958
       Inventories                                                     (578)        (201)          850
       Other current assets                                             317         (429)          (79)
       Income taxes                                                   9,453          669        (2,394)
       Accounts payable                                              (1,652)         438         1,419
       Accrued compensation                                          (2,268)       5,709         1,087
       Other accrued liabilities                                     (4,293)       9,175         1,852
                                                                  -------------------------------------
Net cash provided by operating activities                            50,516       40,622        15,457
                                                                  -------------------------------------

Investing activities

Net additions to equipment and improvements                          (3,963)      (3,383)       (1,041)
Dividends received from joint venture                                 1,000        2,500          --
Short-term investments                                              (17,702)      33,842       (21,844)
Purchased technology and advances                                   (21,020)        --            --
Investments in affiliates                                            (3,450)        --            --
Adjustment for effect of pooling-of-interests on prior
 periods                                                               --          2,225          --
Other                                                                 1,374         (708)         (840)
                                                                  -------------------------------------
Net cash provided (used) for investing activities                   (43,761)      34,476       (23,725)
                                                                  -------------------------------------

Financing activities
Exercise of stock options                                             2,128        4,069         3,202
Tax benefit from exercise of stock options                            1,548        6,213         3,906
Repurchase of common stock                                           (3,433)        --            --
                                                                  -------------------------------------
Net cash provided by financing activities                               243       10,282         7,108
                                                                  -------------------------------------

Translation adjustment                                                  (78)         (20)         --
                                                                  -------------------------------------
Increase (decrease) in cash                                           6,920       85,360        (1,160)
Cash and equivalents, beginning of year                             102,079       16,719        17,879
                                                                  -------------------------------------
Cash and equivalents, end of year                                   108,999      102,079        16,719
Short-term investments                                               41,894       24,468        58,281
                                                                  -------------------------------------
Cash and short-term investments, end of year                      $ 150,893    $ 126,547     $  75,000
                                                                  =====================================

Supplemental disclosure of cash flow information
Income tax payments, net                                          $  18,857    $  24,168     $  11,591
                                                                  =====================================

Interest payments                                                 $      81    $      39     $      30
                                                                  =====================================

See accompanying notes.

                            Broderbund Software, Inc.

                   Notes to Consolidated Financial Statements
                         August 31, 1996, 1995, and 1994


1.   Accounting Policies

Operations

The Company currently operates in one business segment, the development and publishing of consumer software for personal computers.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has export sales from the United States and has operations in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

Investments in Affiliates

The Company and Random House, Inc. (collectively, the "Partners") formed a joint venture to publish story-based multimedia software for children. The joint venture, Living Books, combines resources of these two publishers and is 50% owned by each. The Company's contribution to the joint venture consisted of the existing Living Books product line and the technology and people to produce more Living Books. Random House, Inc. contributed cash and access to its library of children's books and authors. The joint venture is responsible for all research and development, manufacturing and marketing costs associated with the Living Books products. The Partners are each distributing Living Books products through their respective distribution channels under an affiliated label arrangement. The Company had revenues of $18,041,000, $22,393,000 and $14,667,000 during fiscal 1996, 1995, and 1994, respectively, from distribution of Living Books products.

The Company reports its share in earnings and losses of Living Books under the equity method of accounting. The Company's share is based on the partnership's most recent quarter end results, which are reported on a calendar year basis. The Company's equity in the earnings of the joint venture for the years ended June 30, 1996 and 1995 amounted to $217,000 and $3,886,000, respectively, and for the six months ended June 30, 1994 was not material. The Company received distributions from the joint venture during fiscal 1996 and 1995 of $1,000,000 and $2,500,000, respectively, which reduced the Company's investment in the joint venture.

The Partners have jointly and severally guaranteed payment of royalties aggregating $656,000 at August 31,1996 and certain future royalty obligations on behalf of Living Books. Additionally, the Partners have guaranteed the payment of Living Books' facilities lease which has a remaining term of three years and an aggregate commitment of $997,000 at August 31, 1996.

The Company has a minority interests in Live Picture, Inc. which develops and markets high end imaging software products and Classified Projects, Inc. a development stage enterprise developing on-line applications. These investments are recorded at cost.

Cash and Short-Term Investments

Cash and cash equivalents consist of cash in banks and investments in highly liquid short-term instruments with original maturities of 90 days or less.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") as of September 1, 1994. Under SFAS No. 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. The Company has accounted for investments in debt securities as "available-for sale" pursuant to SFAS No. 115 and has recorded such investments at fair value with unrealized gains and losses reported as a component of stockholders equity.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. The Company's investment portfolio consists of investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

Inventories

Inventories, which consist primarily of software media, manuals and related packaging materials, are recorded at standard cost, which approximates the lower of cost, determined on the first-in, first-out basis, or market. Provisions are made in each period for the effect of inventory obsolescence.

Equipment and Improvements

Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from three to seven years.

Purchased Technology and Advances

Purchased technology, net of amortization, at August 31, 1996 and 1995 of $11,570,000 and $761,000, respectively, includes costs of obtaining product technology which are amortized using the straight line method over periods not exceeding three years. Management evaluates the future realization of purchased technology quarterly and writes down any amounts that management deems unlikely to be recovered through future products sales. Amortization expense for fiscal 1996, 1995, and 1994 was $646,000, $110,000, and $600,000 respectively. As a result of weakness in sales of PC Globe products during the 1994 calendar year-end holiday selling season, the Company wrote off the remaining balance of $1,678,000 resulting from the 1992 acquisition in the first quarter of fiscal 1995.

Advances at August 31, 1996 of $1,520,000 represent prepayments of royalties made to independent software developers under development agreements. These advances are charged to cost of revenues at the contractual royalty rate based on actual net product sales. Management evaluates the future realization of the advances quarterly and charges to research and development expense any amounts that management deems unlikely to be recovered through future products sales.

Software Development Costs

Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs were capitalized in fiscal 1996, 1995, or 1994 because the impact on the financial statements would not be material.

Net Revenues

Revenue from product sales is recognized upon shipment of product, net of allowances for returns, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." Net revenues from sales to two major distributors were $21,086,000 and $20,808,000 in fiscal 1996. Net revenues from sales to the same two distributors were $21,914,000 and $37,259,000 in fiscal 1995. Net revenue from sales to one of these distributors were $23,668,000 in fiscal 1994.

Royalties

Royalties are accrued based on net revenues, pursuant to contractual agreements with developers of software products published by the Company. Royalty costs, which are included in cost of revenues, were $11,999,000, $13,424,000 and $6,864,000 in fiscal 1996, 1995 and 1994, respectively.

Advertising Costs

The Company charges advertising costs to sales and marketing expense as incurred. Advertising costs were $6,383,000, $3,025,000 and $2,534,000 in fiscal 1996, 1995 and 1994, respectively.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiary is its local currency. Assets and liabilities of this operation are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated in U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are deferred and included as a component of stockholder's equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Such amounts were not material in fiscal 1996, 1995 or 1994.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 effective September 1, 1996. Based on current circumstances, management does not believe the effect of adoption will be material to the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation", which establishes a fair value based method of accounting for stock based compensation plans. SFAS No. 123 is effective for years beginning after December 15, 1995. The Company intends to continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" but will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for doubtful accounts, product returns and price protection, and estimates regarding the recoverability of prepaid royalty advances and inventories. Actual results could differ from those estimates.

Net Income Per Share

Net income per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. There are no significant differences between primary and fully diluted earnings per share.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the fiscal 1996 presentation.

2.   Business Combinations

T/Maker Company

On August 6, 1996, the Company completed its acquisition of T/Maker Company ("T/Maker"), a leading developer of clip art software. The acquisition has been accounted for under the purchase method, and had an aggregate purchase price of approximately $19,900,000, including acquisition costs. Approximately $8,000,000 of the excess of the purchase price over the fair value of the net tangible assets acquired was allocated to in-process research and development and approximately $11,500,000 to purchased technology. The amount allocated to in-process research and development was charged to operations at the time of acquisition. The purchased technology is being amortized over three years from the date of acquisition. The operating results of T/Maker, which are not material in relation to those of the Company, have been included in the consolidated financial statements for the period subsequent to the date of acquisition.

Banner Blue Software, Inc.

On April 28, 1995, the Company acquired Banner Blue Software Incorporated ("Banner Blue"), a leading developer of genealogy software, in a transaction accounted for under the pooling-of-interests method. The Company issued 607,000 shares of common stock in exchange for all the outstanding stock of Banner Blue. The operating results for Banner Blue were not material to the combined results of the two companies for all periods prior to the acquisition and therefore results for those periods have not been restated. The operating results of Banner Blue have been included in the consolidated financial statements for all periods subsequent to the date of acquisition.

3.   Fair Value of Financial Instruments

The carrying amount approximates fair value for each class of financial instruments which include cash and equivalents, accounts receivable, accounts payable and accrued liabilities because of the short maturity of these instruments. The carrying values of short-term investments are based upon quoted market prices.

Cash and short-term investments, at fair value, consist of the following:

                                                                August 31,
                                                          1996              1995
                                                       -------------------------
                                                               (In thousands)
Cash and equivalents:
   Cash and money market funds                         $  1,149         $  2,310
   Municipal securities                                  53,812           29,919
   Commercial paper                                       1,500             --
   Money market preferreds                               49,200           69,850
   Corporate notes                                        3,338             --
                                                       --------         --------
                                                        108,999          102,079
                                                       --------         --------

Short-term investments:
   Money market preferreds                                2,675            7,300
   Municipal securities                                  22,831           16,577
   U.S. government agencies                              15,884             --
   Corporate equity fund                                    504              591
                                                       --------         --------
                                                         41,894           24,468
                                                       --------         --------
Cash and short-term investments                        $150,893         $126,547
                                                       ========         ========

Cash and short-term investments had an aggregate cost of $151,140,000 and $126,518,000 at August 31, 1996 and 1995, respectively. At August 31, 1996 cash and short-term investments included gross unrealized gains of $139,000 and gross unrealized losses of $386,000. At August 31, 1995 cash and short-term investments included gross unrealized gains of $157,000 and losses of $128,000. At August 31, 1996 short-term investments of $11,775,000 were contractually due within one year with the balance due after one year but before two years.

4.   Equipment and Improvements

Equipment and improvements consist of the following:
                                                               August 31,
                                                           1996            1995
                                                       ------------------------
                                                             (In thousands)
Computer equipment                                     $ 10,169        $  6,934
Furniture                                                 6,134           4,947
Leasehold improvements                                    1,947           1,648
                                                       ------------------------
                                                         18,250          13,529
Accumulated depreciation and amortization               (11,236)         (7,959)
                                                        ------------------------
                                                       $  7,014        $  5,570
                                                       ========================

5.   Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                               August 31,
                                                           1996            1995
                                                       ------------------------
                                                             (In thousands)
Accrued marketing and sales costs                      $ 3,288         $ 6,226
Accrued royalties                                        4,101           4,625
Other accrued expenses                                   3,831           4,662
                                                        ------------------------
                                                       $11,220         $15,513
                                                       ========================

6.   Bank Line of Credit

The Company has available a $5,000,000 unsecured bank line of credit. Interest on borrowings is computed at the bank's prime rate (9% at August 31, 1996). The line of credit agreement requires that the Company maintain minimum current and net worth ratios. The agreement is subject to renewal by the bank on January 31, 1997. There were no outstanding borrowings under the line of credit at August 31, 1996 or 1995.

7.   Income Taxes

The Company's pretax income from foreign operations for fiscal 1996 and 1995 was $1,648,000 and $88,000, respectively.

Significant components of the provision for income taxes are as follows:

                                                  Year ended August 31,
                                   --------------------------------------------
                                       1996                1995            1994
                                   --------------------------------------------
                                                    (In thousands)
Current:
   Federal                         $ 22,392            $ 23,920        $ 10,201
   State                              7,002               6,789           2,806
   Foreign                              542                 238              96
                                   --------------------------------------------
Total current                        29,936              30,947          13,103

Deferred:
   Federal                              (93)             (4,299)         (3,517)
   State                                (27)             (1,095)           (808)
                                   --------------------------------------------
Total deferred                         (120)             (5,394)         (4,325)
                                   --------------------------------------------
                                   $ 29,816            $ 25,553        $  8,778
                                   ============================================

The principal reasons that the aggregate income tax provisions differ from taxes computed at the applicable federal statutory rate are reflected below:



                                                                        Year ended August 31,
                                                          -----------------------------------------------
                                                               1996           1995            1994
                                                          -----------------------------------------------
                                                                          (In thousands)
Income tax provision at federal statutory rate                $23,308        $21,609        $  6,944
State income taxes, net of federal tax benefit                  4,533          3,701           1,299
Charge for acquired in-process technology                       2,803              -               -
Other                                                            (828)           243             535
                                                          -----------------------------------------------
                                                              $29,816        $25,553        $  8,778
                                                          ===============================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                   August 31,
                                                                              1996             1995
                                                                        -----------------------------------
                                                                                  (In thousands)
Deferred tax assets:
   Accruals and reserves not currently deductible                             $ 14,900      $    13,192
   Other, net                                                                    2,723            1,786
                                                                        -----------------------------------
                                                                                17,623           14,978
                                                                        -----------------------------------
Deferred tax liabilities:
   Purchased technology and advances                                             3,855                -
   Other, net                                                                      173              170
                                                                        ===================================
                                                                                 4,028              170
                                                                        ===================================
                                                                        ===================================
Net deferred tax assets                                                       $ 13,595      $    14,808
                                                                        ===================================


Income  tax  benefits   which  accrue  to  the  Company  from  the  exercise  of
nonqualified stock options and disqualifying dispositions of incentive stock options have been recorded as increases to common stock.

The Company does not provide for U.S. taxes on undistributed earnings of its foreign subsidiary. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal tax liability.

8.   Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, none of which is issued or outstanding at August 31, 1996 and 1995. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

Employee Stock Purchase Plan

In April 1996, the Company established an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or the last day of each six-month purchase period. At August 31, 1996, the Company had 250,000 shares of its Common Stock reserved for future issuance under the Plan.

Stock Option Plans

Under the Company's Employee and Consultant Stock Option Plans, incentive and nonqualified stock options may be granted to employees, directors and consultants to purchase a maximum of 4,750,000 common shares. All options are granted at an amount equal to or greater than the fair market value of the common stock at the date of grant. In connection with the acquisition of Banner Blue Software, the Company assumed the outstanding options of Banner Blue Software and converted such options into options under the Plans based upon the merger exchange ratio. Options vest in annual 20% increments from the date of grant, according to the vesting schedule at the date of grant. The options generally expire ten years from the date of grant.

Changes in options outstanding during the three years ending August 31, 1996 are as follows:


                                                                  Number of            Exercise Price
                                                                   Shares                Per Share
                                                                 ----------------------------------------
Options outstanding at August 31, 1993                             2,186,000       $  1.00  -  $ 21.88
   Granted                                                           464,000       $ 16.66  -  $ 28.32
   Exercised                                                        (626,000)      $  1.00  -  $ 21.88
   Forfeited                                                        (232,000)      $  2.50  -  $ 28.32
                                                                 ---------------
Options outstanding at August 31, 1994                             1,792,000       $  1.00  -  $ 28.32
   Granted                                                           660,000       $ 32.25  -  $ 72.00
   Assumed in the acquisition
      of Banner Blue Software                                         42,000       $  3.97  -  $ 27.54
   Exercised                                                        (388,000)      $  1.50  -  $ 28.32
   Forfeited                                                        (150,000)      $ 10.62  -  $ 32.25
                                                                 ---------------
Options outstanding at August 31, 1995                             1,956,000       $  1.00  -  $ 72.00
   Granted                                                         1,042,000       $ 33.13  -  $ 76.73
   Exercised                                                        (151,000)      $  1.00  -  $ 32.25
   Forfeited                                                        (138,000)      $ 10.63  -  $ 72.00
                                                                 ===============
Options outstanding at August 31, 1996                             2,709,000       $  1.00  -  $ 76.73
                                                                 ===============

Outstanding options exercisable at August 31, 1996                   745,000
                                                                 ===============

Options available for grant at August 31, 1996                     1,081,000
                                                                 ===============



At August 31, 1996, a total of 3,790,000 shares of common stock have been reserved for issuance upon exercise of outstanding stock options and options available for issuance under the Company's plans.

9.   Profit Sharing and Retirement Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all employees. The Company contributes $.25 for every $1.00 contributed by Plan participants subject to certain limitations on individual contributions. The Company also funds annually its profit sharing expense which is at the discretion of the Board of Directors. The Company's cost of the Plan was $2,141,000, $2,306,000 and $1,328,000 in fiscal 1996, 1995 and 1994 respectively.

10.  Lease Commitments

The Company leases office and warehouse space under operating leases. Rent expense under operating leases was $3,628,000, $2,808,000, and $2,803,000 in fiscal 1996, 1995 and 1994, respectively. Future minimum lease payments under operating leases are as follows:

                                         Year ended August 31,
                                        ----------------------
                                           (In thousands)
1997                                       $    3,810
1998                                            3,685
1999                                            3,742
2000                                            3,739
2001                                            3,852
2002 and thereafter                             2,062
                                        ----------------------
                                           $   20,890
                                        ======================

11.  Terminated Merger Costs

In December 1995, the Company and The Learning Company terminated an agreement to merge. The Company recognized pre-tax income of $15,464,000 which consisted of an $18,000,000 payment received to terminate the merger and $2,536,000 of associated expenses.

In May 1994, the Company and Electronic Arts terminated an agreement to merge. The Company recognized a pre-tax charge of $11,000,000 which consisted of a $10,000,000 payment to Electronic Arts to terminate the merger and $1,000,000 of associated costs.

12.  Operations by Geographic Area

Prior to fiscal 1996, revenues from foreign sources were less than 10% of consolidated net revenues. Information about the Company's operations in the United States and foreign areas is presented below:

                                              Year ended August 31,
                                                   (In thousands)
Net revenue
North America
       Customers in the United States                  $166,426
       Customers in Canada                                5,664
       Customers in Asia/Pacific                          3,312
       Other exports                                        157
       Intercompany revenues                              2,055
                                                  -------------
                                                        177,614
Europe                                                   10,648
Consolidating eliminations                               (2,055)
                                                  -------------
                                                      $ 186,207
                                                  ===============

Income from Operations
North America                                          $ 42,823
Europe                                                    1,590
                                                  -------------
                                                       $ 44,413
                                                  ===============

                                                      August 31,
                                                    (In thousands)
Identifiable Assets
North America                                          $195,347
Europe                                                    5,085
                                                       $200,432
                                                  ===============

13.      Quarterly Financial Information (Unaudited)


                                                            Quarter ended
                                         -----------------------------------------------------
                                          November 30    February       May         August       Fiscal
                                                          28/29          31           31          Year
                                         ------------------------------------------------------------------
                                                       (In thousands, except per share data)

Fiscal year 1996:
   Net revenues                            $   70,961    $  48,044    $ 34,993     $  32,209    $ 186,207
   Gross margin                                46,041       33,009      24,706        23,907      127,663
   Net income (loss)                           15,936       18,839       6,180        (4,178)      36,777
   Net income (loss)
      per share                                  0.73         0.87        0.29        (0.20)         1.71
Fiscal year 1995:
   Net revenues                            $   53,089    $  45,208    $ 36,114     $  37,183    $ 171,594
   Gross margin                                29,561       30,702      24,037        26,202      110,502
   Net income                                  11,593       10,367       7,035         7,192       36,187
   Net income
      per share                                  0.57         0.50        0.33          0.33         1.72



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not  applicable.

PART III

Item 10 to Item 13 inclusive.

         These items have been omitted in accordance with instructions to Form 10-K Annual Report. The registrant will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     The following documents are filed as a part of this Report:

Page 1. Index to Financial Statements.

Report of Independent Auditors                                                            24
Consolidated Balance Sheets - August 31, 1996 and 1995                                    25
Consolidated Statements of Income - Years Ended August 31, 1996, 1995 and 1994            26
Consolidated Statements of Stockholders' Equity - Years Ended August 31, 1996,
 1995 and 1994                                                                            27
Consolidated Statements of Cash Flows - Years Ended August 31, 1996, 1995 and 1994        28
Notes to Consolidated Financial Statements                                                29


2. Financial Statement Schedules. The following financial statement schedule of Broderbund Software, Inc. for the fiscal years ended August 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Broderbund Software, Inc.

                            Schedule                                        Page

         Schedule II - Valuation and Qualifying Accounts                     42

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits


3.1  (1) Restated Certificate of Incorporation.
3.2      Amended and Restated Bylaws.
4.1 (1) Second Amended and Restated 1986 Employee and Consultant Stock Option Plan, as amended.
4.2  (2) Form of Incentive Stock Option Agreement.
4.3  (2) Form of Non-qualified Stock Option Agreement.
4.4  (5) Broderbund Software, Inc. 1996 Employee Stock Purchase Plan.
4.5 (5) Broderbund Software, Inc. 1996 Employee Stock Purchase Plan Subscription Agreement.
4.6 (5) Broderbund Software, Inc. 1996 Employee Stock Purchase Plan Notice of Withdrawal.
4.7 (5) 1996 Employee and Consultant Stock Option Plan of Broderbund Software, Inc.
10.1 (3) Broderbund Software, Inc. 401(k) Profit Sharing Plan, as amended.
10.3 (4) Trade Finance Credit Agreement made by and between registrant and Union Bank, as amended.
10.5 (4) Form of Indemnification Agreement.
10.10(3) Living Books  Partnership  Agreement  dated  September 9, 1993 between registrant, Random House, Inc., Random House New Media Inc. and Broderbund Living Books, Inc.
11.1     Computation of net income per share (see page 43).
21.1     List of subsidiaries.
23.1     Consent of Ernst & Young LLP, Independent Auditors (see page 44).
24.1     Power of Attorney (included on page 41).
 ---------------------

(1) Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended August 31, 1994.

(2) Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-8 (File No. 33-45928), effective February 24, 1992.

(3) Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended August 31, 1993.

(4) Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-1 (File No. 33-43232), effective November 25, 1991.

(5)  Incorporated   by  reference  to  exhibits  filed  with  the   registrant's
     Registration Statement on Form S-8 (File No. 333-13803), effective October, 9, 1996.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of the period covered by this Report.

(c)  Exhibits

     See item 14 (a) 3 above.

(d)  Financial Statement Schedules

     See item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California, on this 29th day of November, 1996.

                          BRODERBUND SOFTWARE, INC.

                          By: /s/ Joseph P. Durrett
                              -------------------------------------------
                               Joseph P. Durrett, Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Marcus and William M. McDonagh and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.
         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                          Title                                       Date
---------------------------         --------------------------------------------       --------------------
/s/ Joseph P. Durrett               Chief Executive Officer (Principal Executive        November 29, 1996
---------------------------         Officer) and Director
Joseph P. Durrett

/s/ William M. McDonagh             President, Chief Operating Officer and               November 29, 1996
---------------------------         Director
William M. McDonagh

/s/ Michael J. Shannahan            Vice President and Chief Financial Officer          November 29, 1996
---------------------------         (Principal Financial and Accounting Officer)
Michael J. Shannahan

/s/ Douglas G. Carlston             Chairman, Board of Directors                        November 29, 1996
---------------------------
Douglas G. Carlston

/s/ Edmund R. Auer                  Director                                            November 29, 1996
---------------------------
Edmund R. Auer

/s/ Gary L. Buckmiller              Director                                            November 29, 1996
---------------------------
Gary L. Buckmiller

/s/ Scott D. Cook         .         Director                                            November 29, 1996
---------------------------
Scott D. Cook

/s/ William P. Egan.      .         Director                                            November 29, 1996
---------------------------
William P. Egan

/s/ David E. Liddle, PhD            Director                                            November 29, 1996
---------------------------
David E. Liddle, PhD

/s/ Lawrence H. Wilkinson           Director                                            November 29, 1996
---------------------------
Lawrence H. Wilkinson




                                   Schedule II


                            BRODERBUND SOFTWARE, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)



                                                     Balance at                         Deductions,                Balance
                                                     Beginning         Additions-       Returns and                 at End
Description                                          of Year           Provisions       Write-offs      Other (1)   of Year
-----------                                          -------           ----------       ----------      ---------   -------

Allowance for returns:
         Year ended August 31, 1996                  $19,130             $24,970          $24,541        $ 1,809   $21,368
         Year ended August 31, 1995                   10,336              25,744           17,875            925    19,130
         Year ended August 31, 1994                    6,436              15,116           11,216                   10,336

Allowance doubtful accounts:
         Year ended August 31, 1996                  $ 4,563             $ 1,111          $   281        $   850   $ 6,243
         Year ended August 31, 1995                    3,029               1,900              481            115     4,563
         Year ended August 31, 1994                    2,540               2,903            2,414                    3,029



(1) Represents balance assumed from T/Maker Company acquisition in fiscal 1996 and the Banner Blue Software acquisition in fiscal 1995.

                                  Exhibit 11.1


                            BRODERBUND SOFTWARE, INC.

                       Computation of Net Income Per Share


                                                                      Year ended August 31,
                                                          -----------------------------------------------
                                                               1996           1995            1994
                                                          -----------------------------------------------
                                                             (In thousands, except per share amounts)
Primary:
    Weighted average common shares outstanding
        for the period                                         20,682         20,027          19,293
    Common equivalent shares assuming conversion
        of stock options                                          827          1,010             852
                                                          -----------------------------------------------
Shares used in per share calculation                           21,509         21,037          20,145
                                                          ===============================================
Net income used in per share calculation                      $36,777        $36,187         $11,061
                                                          ===============================================
Net income per share                                            $1.71          $1.72           $0.55
                                                          ===============================================


                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-92326 and No. 333-7921) pertaining to the Broderbund/Banner Blue Stock Plan and (Form S-8 No. 333-13803) pertaining to the 1996 Employee and Consultant Stock Option Plan and the 1996 Employee Stock Purchase Plan of Broderbund Software, Inc. of our report dated October 8, 1996, with respect to the consolidated financial statements and schedule of Broderbund Software, Inc. included in the Annual Report (Form 10-K) for the year ended August 31, 1996.



                                                               Ernst & Young LLP


San Francisco, California
November 27, 1996