Form 10-Q
period 1996-11-30
BRODERBUND SOFTWARE INC /DE/
filed 1997-01-14
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



  _X_             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

  ___             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______


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

                      Yes   _X_              No___

As of November 29, 1996 there were 20,698,509 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.


                                Table of Contents





PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                         At November 30, 1996 and August 31, 1996 .........   3
                  Condensed Consolidated Statements of Income
                         Three Months Ended November 30, 1996 and 1995 ....   4
                  Condensed Consolidated Statements of Cash Flows
                         Three Months Ended November 30, 1996 and 1995 ....   5
                  Notes to Condensed Consolidated Financial Statements ....   6

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...............   7


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ........................  13

Signature .................................................................  14

PART I - FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements


                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                      November 30,    August 31,
                                                         1996           1996
                                                       --------       --------
         ASSETS

Current assets:
   Cash and short-term investments                     $149,103        $150,893
   Accounts receivable, net                              33,726           5,956
   Inventories                                            3,327           3,140
   Deferred income taxes                                 18,331          15,057
   Other current assets                                     878             869
                                                       --------        --------
     Total current assets                               205,365         175,915

Equipment and improvements, net                           5,573           7,014
Purchased technology and advances, net                   12,007          13,090
Investments in affiliates                                 3,600           4,053
Other assets                                                457             360
                                                       --------        --------
                                                       $227,002        $200,432
                                                       ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 11,479        $  4,442
   Accrued income taxes                                  18,498           8,966
   Other accrued expenses                                20,397          20,014
                                                       --------        --------
     Total current liabilities                           50,374          33,422

Deferred income taxes                                     1,140           1,462
                                                       --------        --------
     Total liabilities                                   51,514          34,884
                                                       --------        --------

Stockholders' equity:
   Common stock                                          31,966          31,383
   Retained earnings                                    143,522         134,165
                                                       --------        --------
     Total stockholders' equity                         175,488         165,548
                                                       --------        --------
                                                       $227,002        $200,432
                                                       ========        ========



                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three months ended
                                                               November 30,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------

Net revenues                                             $ 61,491       $ 70,961
Cost of revenues                                           22,177         24,920
                                                         --------       --------

     Gross margin                                          39,314         46,041

Operating expenses:
   Sales and marketing                                     14,154         10,792
   Research and development                                 7,713          7,437
   General and administrative                               2,907          2,832
   Amortization of purchased technology                     1,022           --
                                                         --------       --------

     Total operating expenses                              25,796         21,061
                                                         --------       --------

Income from operations                                     13,518         24,980

Interest and dividend income, net                           1,549          1,311
Equity in earnings (loss) of joint venture                   (603)           269
                                                         --------       --------

Income before income taxes                                 14,464         26,560

Provision for income taxes                                  5,569         10,624
                                                         --------       --------

     Net income                                          $  8,895       $ 15,936
                                                         ========       ========

     Net income per share                                $   0.42       $   0.73
                                                         ========       ========

     Shares used in computation                            21,109         21,687
                                                         ========       ========





                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three months ended
                                                                  November 30,
                                                             ----------------------
                                                               1996          1995
                                                             ---------    ---------
Cash flows from operating activities:
   Net income                                                $   8,895    $  15,936
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Equity in loss (earnings) of joint venture                  603         (269)
       Depreciation and amortization                             1,044          781
       Amortization of purchased technology                      1,022         --
       Deferred income taxes                                    (3,596)      (2,866)
       Changes in operating assets and liabilities             (11,111)      (4,137)
                                                             ---------    ---------

     Net cash provided (used) by operating activities           (3,143)       9,445

Cash flows from investing activities:
   Investments in affiliates                                      (150)        --
   Disposals (additions) to equipment and improvements             647       (1,422)
   Other                                                            73          (61)
                                                             ---------    ---------

     Net cash provided by (used in) investing activities           570       (1,483)
                                                             ---------    ---------

Cash flows from financing activities:
   Employee stock purchase plan                                    413         --
   Exercise of stock options                                       115          585
   Tax benefit of stock option exercises                            55          843
                                                             ---------    ---------
     Net cash provided by financing activities                     583        1,428
                                                             ---------    ---------

Translation adjustment                                             200          (39)
                                                             ---------    ---------
Net increase (decrease) in cash and short term investments      (1,790)       9,351
Cash and short-term investments, beginning of period           150,893      126,547
                                                             ---------    ---------

Cash and short-term investments, end of period               $ 149,103    $ 135,898
                                                             =========    =========



                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of Presentation

The condensed consolidated financial statements for the three months ended November 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1996. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.

Note 2.  Recently Issued Accounting Principles

On October 23, 1995 the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" which will be effective for the fiscal year ending August 31, 1997. SFAS No. 123 permits a company to choose either a new fair value based method or the current Accounting Principles Board Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to follow current practice but SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the year ended August 31, 1996. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors Affecting Future Operating Results" below at pages 11 to 12, as well as in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking assumptions. This analysis is provided pursuant to applicable S.E.C. regulations and is not intended to serve as a basis for projections of future events.

RESULTS OF OPERATIONS.

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:


                                                              Three months ended
                                                                  November 30,
                                                              ------------------
                                                              1996         1995
                                                              ----         ----

Net revenues                                                  100%         100%
Cost of revenues                                               36%          35%
                                                              ---          ---

Gross margin                                                   64%          65%

Operating expenses:
   Sales and marketing                                         23%          15%
   Research and development                                    12%          11%
   General and administrative                                   5%           4%
   Amortization of purchased technology                         2%         --
                                                              ---          ---

     Total operating expenses                                  42%          30%
                                                              ---          ---

Income from operations                                         22%          35%

Nonoperating income                                             2%           2%
                                                              ---          ---

Income before income taxes                                     24%          37%
Provision for income taxes                                      9%          15%
                                                              ---          ---

     Net income                                                15%          22%
                                                              ===          ===

NET REVENUES.

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

Net revenues for the first quarter of fiscal 1997 were $61.5 million, a decrease of 13% from the $71.0 million recorded in the first quarter of fiscal 1996. Net revenues from the personal productivity and the education categories increased 22% and 9%, respectively, in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. However, net revenues from the entertainment category and from affiliated label company products declined 51% and 44%, respectively, in the first quarter of fiscal 1997 compared to the same period last year.

The increase in revenues from the personal productivity category was primarily due to increases in sales of Family Tree Maker(TM) and 3D Home Architect(R) and from the inclusion of sales of Click Art(R) products as a result of the Company's acquisition of T/Maker Company in August 1996. The increase in the education category was primarily due to increases in sales of the recently updated Where in the World is Carmen Sandiego?(R) and Where in the USA is Carmen Sandiego?(R)

The decline in revenues from the entertainment category was primarily due to lower sales of Myst(R) and In the 1st Degree(R), a product which was first released in the comparable quarter last year. As a result, net revenues from the entertainment category represented 13% of total net revenues in the first quarter of fiscal 1997 compared to 23% for the same period last year.

Revenues from sales of affiliated label products declined as a percentage of overall net revenues in the first quarter from 25% in fiscal 1996 to 16% in 1997. In the first quarter of fiscal 1996, several successful products were released by affiliated label companies, including Ascendancy(TM) from The Logic Factory and Silent Steel(TM) from Tsunami Media. Net revenues from the Living Books joint venture between Broderbund and Random House declined in the first quarter of fiscal 1997 compared to the same period last year due primarily to the decline in sales of products which were released prior to August 31, 1995.

During the first quarter of fiscal 1997, the Company released a total of 10 new products, three of which were published products including Where in the USA is Carmen Sandiego? and Williams-Sonoma Guide to Good Cooking(TM). Seven of the new products were from affiliated label companies including Green Eggs and Ham and Stellaluna from Living Books, Live Pix(TM) from Live Picture, Inc., Real Audio(TM) Player Plus from Progressive Networks and two titles from Headbone Interactive. In the same period of the prior year, the Company released 12 new products, three of which were published products, In the 1st Degree, Learn the Art of Magic(TM) and Family Tree Maker 3.0 and nine of the new products were affiliated label releases.


COST OF REVENUES.

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize software development costs as the impact on the financial statements would be immaterial. In the first quarter of fiscal 1997, the Company's gross margin was 64% compared to 65% in the first quarter of fiscal 1996. Although net revenues from affiliated label company products, which carry a lower gross margin, declined in the first quarter of fiscal 1997, the Company embarked on an aggressive sales and marketing strategy by decreasing prices to increase unit volume and market share, the impact of which offset any increase in gross margin which otherwise may have been realized. The Company currently expects its gross margin to continue to be pressured by lower retail prices as compared to the previous year.


SALES AND MARKETING.

Sales and marketing expenses increased 31% to $14.2 million in the first quarter of fiscal 1997 from $10.8 million in the first quarter of fiscal 1996. The increase was primarily due to the Company's increased emphasis an advertising, promotions and other sales and marketing programs which resulted in additional expenditures for marketing programs with the Company's channel partners. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products and consumer platforms increases. As a result, the Company believes that it may incur increases in sales and marketing expenses in the future in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.


RESEARCH AND DEVELOPMENT.

Research and development expenses increased 4% to $7.7 million in the first quarter of fiscal 1997 from $7.4 million in the first quarter of fiscal 1996. The increase was primarily attributable to higher employee-related expenses from increased headcount as well as expanded localization efforts to adapt products for foreign markets, which were partially offset by lower bonus and profit sharing provisions due to the decline in profitability. In addition, the Company continues to invest in the development of CD-ROM based multimedia products which have the capacity for expanded sound, animation and information content. The development of products with more content increases research and development costs. To partially offset this increase in content costs, the Company has implemented proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.


GENERAL AND ADMINISTRATIVE.

General and administrative expenses increased 3% to $2.9 million in the first quarter of fiscal 1997 from $2.8 million in the first quarter of fiscal 1996. The increase was primarily attributable to higher employee-related expenses from increased headcount. These expenses were partially offset by lower bonus and profit sharing provisions due to the decline in profitability.


AMORTIZATION OF PURCHASED TECHNOLOGY.

The Company is amortizing the value of the technology purchased in the Company's acquisition of T/Maker Company in August 1996 and assumed in connection with the acquisition of Banner Blue Software, Inc. in April 1995 using the straight line method over a period of three years.


NONOPERATING INCOME.

Nonoperating income includes equity in earnings of the Living Books joint venture, interest and dividend income and other nonrecurring items. The Company and Random House, Inc. are equal partners in a joint venture to publish Living Books(R) products. Both Broderbund and Random House, Inc. are distributing Living Books through their respective distribution channels under an affiliated label arrangement. The Company reports its 50% share in earnings and losses of the Living Books joint venture under the equity method of accounting. The Company's share is based on the joint venture's most recent quarter-end results, which are reported on a calendar year basis. The Company's share in the loss of the joint venture was $603,000 in the first quarter of fiscal 1997 as compared with earnings of $269,000 in the first quarter of fiscal 1996. The decline in earnings of the joint venture was primarily due to the decline in net revenues of the joint venture. The Company expects the profitability of the Living Books joint venture to be more variable than that of the Company because of the effect that the timing of new product releases has on Living Books' smaller revenue base.

Interest and dividend income increased to $1.5 million in the first quarter of fiscal 1997 from $1.3 million in the first quarter of fiscal 1996. The increase was primarily due to higher prevailing interest rates and increased invested cash and short-term investments balances.


PROVISION FOR INCOME TAXES.

The Company's effective income tax rate decreased to 38.5% in the first quarter of fiscal 1997 from 40.0% in the first quarter of fiscal 1996 principally as a result of higher tax exempt interest and dividend income as a percentage of income before income taxes.


NET INCOME.

Net income declined 44% to $8.9 million or $.42 per share in the first quarter of fiscal 1997 from $15.9 million or $.73 per share in the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES.

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital increased $12.5 million during the first quarter of fiscal 1997 to $155.0 million from $142.5 million at August 31, 1996. Cash and short-term investments decreased $1.8 million to $149.1 million at November 30, 1996 from $150.9 million at the end of the prior fiscal year. Accounts receivable, net of reserves, increased $27.7 million to $33.7 million at the end of the first quarter from $6.0 million at August 31, 1996. Each year the Company experiences a seasonal fluctuation due to higher revenues generated by the holiday selling season, which increases the Company's receivables and working capital in the first half of the fiscal year, and temporarily requires some of the Company's available cash balances to fund operating activities. In the second half of the fiscal year, the Company expects to collect a substantial amount of the receivables generated during the first half of the fiscal year, thereby increasing cash and decreasing outstanding receivables.

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

Management believes the existing cash and short-term investments balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the coming year.

FACTORS AFFECTING FUTURE OPERATING RESULTS.

     Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially and/or adversely are discussed below and in the Company's Annual Report and Form 10-K for the 1996 fiscal year, both of which are on file with the S.E.C.

Fluctuations in Performance and Operating Results.

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

     Although the Company's business has generally been highly seasonal, with net revenues and operating income generally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters, during fiscal 1997, the Company anticipates that its results may differ from that seasonal pattern with results more heavily weighted to the second half of the fiscal year when several new entertainment products are scheduled to be released. The Company also believes that the market conditions which resulted in the year-over-year decline in revenues and profitability experienced in the last two quarters of fiscal 1996 will continue for at least the next fiscal quarter. Without growth in net revenues in the next two quarters, the Company's increasing operating expenses would cause net income to decline when compared to the same period in the previous year.

     Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $28.50 to $76.88 and in the first fiscal quarter of the current fiscal year ranged from $22.38 to $30.63.

Industry and Competition.

Recent data indicates a slowdown in growth of end-user demand for consumer software and hardware during 1996, including the 1996 holiday selling season, and there can be no assurance that such demand will not continue to slow or to decline. If such results persist, the Company's future growth in net revenues could be adversely affected. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial and technical resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited shelf space. In response to increasing product and price competition, the Company has reduced the price of some of its products, including its best-selling series, The Print Shop(R), as well as Myst, which places negative pressures on net revenues and gross margins. There can be no assurance that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner. In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 16 products available from Living Books and it has become increasing difficult to maintain shelf space in the retail channel for all of these products. There can be no assurance that retailers will continue to purchase all of these products or provide these products with adequate levels of shelf space and promotional support. Because a significant portion of the Company's expense levels are fixed and based on its expectations regarding future revenues, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations. In addition, competition for creative talent, including independent developers, has also intensified, and the attraction and retention of key personnel has become increasingly difficult.

Products and Platforms.

     The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The substantial year-over-year decline in Myst revenues during the second half of fiscal 1996 and first fiscal quarter of 1997 was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner or that introduction of the Myst sequel product, Riven(TM), will occur in fiscal 1997 or that it will achieve widespread market acceptance. In addition, the Company believes that electronic or internet products and services will become an increasingly important platform and distribution media. The Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its fiscal results.

Distribution.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)



Dated:  January 14, 1997








                                            By:    /s/ Michael J. Shannahan
                                                   -----------------------------
                                                   Michael J. Shannahan
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                INDEX OF EXHIBITS


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page


None