Form 10-Q
period 1997-02-28
BRODERBUND SOFTWARE INC /DE/
filed 1997-04-14
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______


Commission file number   0-15811


                            BRODERBUND SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                94-2768218
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                 Yes  __X__                No  _____

As of February 28, 1997 there were 20,754,555 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.


                                Table of Contents


PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets At
               February 28, 1997 and August 31, 1996.......................  3
             Condensed Consolidated Statements of Operations Three
               and Six Months Ended February 28 and 29, 1997
               and 1996....................................................  4
             Condensed Consolidated Statements of Cash Flows
               Six Months Ended February 28 and 29, 1997 and 1996..........  5
             Notes to Condensed Consolidated Financial Statements..........  6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  7


PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders........... 15

     Item 6. Exhibits and Reports on Form 8-K.............................. 16


Signature.................................................................. 17

PART I -- FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                    February 28, 1997     August 31, 1996
                                                    -----------------     ---------------
         ASSETS

Current assets:
  Cash and short-term investments                        $144,521            $150,893
  Accounts receivable, net                                 13,164               5,956
  Inventories                                               4,819               3,140
  Deferred income taxes                                    22,228              15,057
  Other current assets                                      1,038                 869
                                                         --------            --------
    Total current assets                                  185,770             175,915

Equipment and improvements, net                             7,009               7,014
Purchased technology and advances, net                     16,970              13,090
Investments in affiliates                                   4,300               4,053
Other assets                                                1,124                 360
                                                         --------            --------
                                                         $215,173            $200,432
                                                         ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  8,919            $  4,442
  Accrued compensation                                      6,375               8,794
  Accrued income taxes                                     18,815               8,966
  Other accrued expenses                                   12,187              11,220
                                                         --------            --------
    Total current liabilities                              46,296              33,422

Deferred income taxes                                       1,465               1,462
                                                         --------            --------
    Total liabilities                                      47,761              34,884

Stockholders' equity:
  Common stock                                             27,552              31,383
  Retained earnings                                       139,860             134,165
                                                         --------            --------
    Total stockholders' equity                            167,412             165,548
                                                         --------            --------
                                                         $215,173            $200,432
                                                         ========            ========

                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                       Three months ended                  Six months ended
                                                       February 28 and 29,                February 28 and 29,
                                                  ---------------------------        ---------------------------
                                                     1997              1996             1997              1996
                                                  ---------         ---------        ---------         ---------
Net revenues                                      $  44,315         $  48,044        $ 105,806         $ 119,005
Cost of revenues                                     15,258            15,035           37,435            39,955
                                                  ---------         ---------        ---------         ---------
Gross margin                                         29,057            33,009           68,371            79,050

Operating expenses:
  Sales and marketing                                11,220             9,288           25,374            20,080
  Research and development                            9,527             7,576           17,240            15,013
  General and administrative                          3,610             2,929            6,517             5,761
  Charge for acquired in-process
      technology and amortization                    10,542                --           11,564                --
                                                  ---------         ---------        ---------         ---------
     Total operating expenses                        34,899            19,793           60,695            40,854
                                                  ---------         ---------        ---------         ---------
Income (loss) from operations                        (5,842)           13,216            7,676            38,196

Interest and dividend income, net                     1,524             1,697            3,073             3,008
Equity in earnings (loss) of joint venture               --             1,022             (603)            1,291
Terminated merger fee, net                               --            15,464               --            15,464
                                                  ---------         ---------        ---------         ---------
Income (loss) before income taxes                    (4,318)           31,399           10,146            57,959

Provision for income taxes                             (856)           12,560            4,713            23,184
                                                  ---------         ---------        ---------         ---------
     Net income (loss)                            $  (3,462)        $  18,839        $   5,433         $  34,775
                                                  =========         =========        =========         =========

     Net income (loss) per share                  $   (0.17)        $    0.87        $    0.26         $    1.61
                                                  =========         =========        =========         =========

     Shares used in computing
        net income (loss) per share                  20,601            21,559           21,128            21,641
                                                  =========         =========        =========         =========

                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Six months ended
                                                                              February 28 and 29,
                                                                         ---------------------------
                                                                            1997              1996
                                                                         ---------         ---------
Cash flows from operating activities:
   Net income                                                            $   5,433         $  34,775
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in (earnings) loss of joint venture                              603            (1,291)
       Depreciation and amortization                                         1,619             1,438
       Deferred income taxes                                                (5,666)           (3,728)
       Charge for acquired in-process technology and amortization           11,564                --
       Changes in operating assets and liabilities                           4,590            20,986
                                                                         ---------         ---------
Net cash provided by operating activities                                   18,143            52,180

Cash flows from investing activities:
   Additions to equipment and improvements                                  (1,520)           (2,371)
   Investments in affiliates                                                  (850)               --
   Purchase of Living Books, net of cash                                    (7,594)               --
   Advance royalties                                                        (2,662)               --
   Other                                                                      (613)              (26)
                                                                         ---------         ---------
       Net cash (used in) investing activities                             (13,239)           (2,397)

Cash flows from financing activities:
   Repurchase of common stock                                              (12,453)               --
   Employee stock purchase plan                                                413                --
   Exercise of stock options                                                   672             1,197
   Tax benefit of stock option exercises                                       217             1,084
                                                                         ---------         ---------
       Net cash provided by (used in) financing activities                 (11,151)            2,281
                                                                         ---------         ---------
Translation adjustment                                                        (125)             (145)
                                                                         ---------         ---------

Increase (decrease) in cash and short-term investments                      (6,372)           51,919
Cash and short-term investments, beginning of period                       150,893           126,547
                                                                         ---------         ---------

Cash and short-term investments, end of period                           $ 144,521         $ 178,466
                                                                         =========         =========

                             See accompanying notes

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of Presentation

The condensed consolidated financial statements for Broderbund Software, Inc. (the "Company") for the three and six months ended February 28 and 29, 1997 and 1996 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1996. The results of operations for the three months and six months ended February 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.


Note 2.  Recently Issued Accounting Principles

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" which will be effective for the Company's fiscal year ending August 31, 1997. SFAS No. 123 permits a company to choose either a new fair value based method or the current Accounting Principles Board Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to follow current practice but SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied.

In February 1997, the FASB issued Statement No. 128 (SFAS No. 128), "Earnings per Share" which will be effective for the Company's fiscal year ending August 31, 1998. SFAS No. 128 requires a change in the method currently used to compute earnings per share and that all prior periods be restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share but the impact on the calculation of fully diluted earnings per share is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the fiscal year ended August 31, 1996. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including, but not limited to, those discussed in "Factors Affecting Future Operating Results" below at pages 11 to 14, as well as in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking assumptions. This analysis is provided pursuant to applicable S.E.C. regulations and is not intended to serve as a basis for projections of future events.


RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:

                                           Three months ended          Six months ended
                                           February 28 and 29,        February 28 and 29,
                                           ------------------         ------------------
                                           1997          1996         1997          1996
                                           ----          ----         ----          ----
Net revenues                                100%          100%         100%          100%
Cost of revenues                             34%           31%          35%           34%
                                           ----          ----         ----          ----
Gross margin                                 66%           69%          65%           66%

Operating expenses:
   Sales and marketing                       25%           19%          24%           17%
   Research and development                  22%           16%          17%           13%
   General and administrative                 8%            6%           6%            4%
   Charge for acquired in-process
       technology and amortization           24%           --           11%           --
                                           ----          ----         ----          ----
      Total operating expenses               79%           41%          58%           34%
                                           ----          ----         ----          ----
Income (loss) from operations               (13%)          28%           7%           32%

Interest and dividend income, net             3%            3%           3%            3%
Equity in earnings of joint venture          --             2%          (1%)           1%
Terminated merger fee, net                   --            32%          --            13%
                                           ----          ----         ----          ----
Income (loss) before income taxes           (10%)          65%           9%           49%
Provision for income taxes                   (2%)          26%           4%           20%
                                           ----          ----         ----          ----
      Net income (loss)                      (8%)          39%           5%           29%
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

Net revenues for the second quarter of fiscal 1997 were $44.3 million, a decrease of 8% from the $48.0 million recorded in the second quarter of fiscal 1996. For the first half of fiscal 1997 and 1996, net revenues were $105.8 million and $119.0 million, respectively, down 11%. The decrease in net revenues in these periods was largely a result of the Company's aggressive sales and marketing strategy of decreasing prices to increase unit volume and market share as further discussed below and in prior filings.

Net revenues in the personal productivity category for the second quarter of fiscal 1997 were down 2% over the same period last year. The decrease in the productivity revenues during this second quarter compared to the second quarter of the prior year was primarily due to price reductions in The Print Shop(R) product line and increases to the return reserves taken in anticipation of future product returns resulting from the introduction of new product upgrades during the second quarter. The decrease in prices and additions to return reserves more than offset the increased revenue from the introduction of The Print Shop(R) PressWriter(TM) and released upgrades to The Print Shop(R) Deluxe III and The Print Shop(R) Ensemble(TM) III. For the quarter, unit volume increased 30% for this category over the same period last year. For year-to-date, the productivity category posted an 11% increase in net revenues over the first half of fiscal year 1996. Personal productivity comprised 51% of the Company's total net revenue for both the second quarter and first half of fiscal 1997.

Net revenues in the entertainment category decreased 33% and 45% for the second quarter and the first half of fiscal 1997 compared to fiscal 1996, respectively, although unit volume increased by 18% for the second quarter of fiscal 1997 when compared to the second quarter of fiscal 1996. The decreases were primarily attributable to a decrease in revenues from Myst(R) due to reductions in pricing. The entertainment category contributed 15% and 14% toward the Company's total net revenues for the second quarter and first half of fiscal 1997, respectively.

Net revenues in the education category for the second quarter and first half of fiscal 1997, increased 22% and 14%, respectively, over fiscal 1996. The increases in this category were primarily a result of the acquisition of Random House's 50% interest in the Living Books joint venture, which, prior to January 1, 1997, was reflected in the affiliated label category. The education category made up 25% and 22% of the Company's total net revenues for the second quarter and first half of fiscal 1997, respectively.

Net revenues from sales of affiliated label products declined 34% and 42% for the second quarter and first half of fiscal 1997 compared to fiscal 1996, respectively. The decrease in the second quarter of fiscal 1997 was attributable to the decline in the Living Books affiliated label net revenue due to the acquisition of Random House's 50% interest in the Living Books joint venture, as well as significant decreases for the other affiliated label products. This category contributed 9% and 13% of the Company's total net revenues for the second quarter and first half of fiscal 1997, respectively.

During the second quarter of fiscal 1997, the Company released a total of 12 new products, nine of which were published products and three of which were affiliated label products. In the same period of the prior year, the Company released ten new products, five of which were published products and five of which were affiliated label products.

COST OF REVENUES

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize software development costs as the impact on the financial statements would be immaterial. In the second quarter of fiscal 1997, the Company's gross margin was 66% compared to 69% in the second quarter of fiscal 1996. For the first half of fiscal 1997 and 1996, gross margin was 65% and 66%, respectively. The decrease in gross margins for such periods was primarily due to the impact of lower prices on revenues; however this decrease was partially offset by an increase in the mix of published products, which carry a higher gross margin, versus affiliated label products. The Company currently expects the gross margin to increase as net revenues from affiliated label products should continue to be less than the prior year primarily as a result of the acquisition of Random House's 50% interest in the Living Books joint venture. However, there can be no assurance that the Company will be able to increase the gross margin as the Company will continue to be pressured by lower retail sales prices as compared to the previous year.


SALES AND MARKETING

Sales and marketing expenses increased 21% to $11.2 million in the second quarter of fiscal 1997 from $9.3 million in the second quarter of fiscal 1996. Similarly for the first half of fiscal 1997, sales and marketing expenses increased 26% to $25.4 million from $20.1 million in the comparable period last year. The increase was primarily due to the Company's increased emphasis on advertising, promotions and other sales and marketing programs which resulted in additional expenditures for marketing programs with the Company's channel partners. In addition, the inclusion of sales and marketing expenses for Living Books for two months of the quarter due to the acquisition of Random House's 50% interest in the Living Books joint venture contributed to the increase in sales and marketing expenses for the second quarter. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products increases. As a result, the Company believes that it may sustain, or incur increases in, these sales and marketing expenses in the future, particularly in the entertainment category where it is common for significant marketing costs to be incurred in advance of product release, in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 26% to $9.5 million in the second quarter of fiscal 1997 from $7.6 million in the second quarter of fiscal 1996. Similarly for the first half of 1997, research and development expenses increased 15% to $17.2 million from $15.0 million for the same period in the prior year. The increase in the second quarter was partially attributable to the inclusion of research and development for two months of the quarter resulting from the acquisition of Random House's 50% interest in the Living Books joint venture, higher employee-related expenses from increased headcount as well as expanded localization efforts to adapt products for foreign markets and reserves against advance royalties, which were partially offset by lower bonus and profit sharing provisions due to the decline in profitability. In addition, the Company continues to invest in the development of CD-ROM based multimedia products which have the capacity for expanded sound, animation and information content. The development of products with more content increases research and development costs and in future periods, the development of products for emerging platforms, such as DVD, may cause development expenses to increase even further. To partially offset this increase in content costs, the Company has implemented proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 23% to $3.6 million in the second quarter of fiscal 1997 from $2.9 million in the second quarter of fiscal 1996. General and administrative expenses increased 13% to $6.5 million in the first half of fiscal 1997 from $5.8 million in the same period in the prior year. The increases were due to the Company's increased staffing, increased insurance expense and the inclusion of general and administrative expenses for two months of the quarter due to the acquisition of Random House's 50% interest in the Living Books joint venture.


CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY AND AMORTIZATION

As of January 1, 1997, the Company acquired Random House's 50% interest in the Living Books joint venture. The acquisition was accounted for under the purchase method of accounting and was accomplished by a combination of cash and restricted stock. In connection with the acquisition, a portion of the excess purchase price, approximately $9.5 million, was allocated to in-process technology. Prior to this date, the Company and Random House, Inc. were equal partners in a joint venture to publish Living Books(R) products.

The Company is amortizing, over a three year period, the value of the technology purchased in the Company's acquisition of Random House's 50% interest in the Living Books joint venture in January 1997, and its acquisition of T/Maker Company in August 1996 and Banner Blue Software, Inc. in April 1995.


NONOPERATING INCOME

Nonoperating income includes equity in earnings of the Living Books joint venture through December 31, 1996. The Company reported its 50% share in earnings and losses of the Living Books joint venture under the equity method of accounting through December 31, 1996. The Company's share was based on the joint venture's most recent quarter-end results, which were reported on a calendar year basis. The Company's equity in the joint venture resulted in losses of $0.6 million and earnings of $1.3 million for the first half of fiscal 1997 and 1996, respectively.

Also included in nonoperating income is interest and dividend income and other nonrecurring items. Interest and dividend income was $1.5 million and $1.7 million in the second quarter of 1997 and 1996, respectively. Interest and dividend income was $3.1 million and $3.0 million in the first half of 1997 and 1996, respectively. In the second quarter of fiscal 1996, the Company received a one-time payment of $18.0 million in conjunction with a terminated merger. The Company recorded a pretax gain of $15.5 million, net of expenses related to the terminated merger.


PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 19.8% for the second quarter of fiscal year 1997. The decline was due to the impact of the in-process technology write-off, excluding this write-off the tax rate would have been 38.5% for the second quarter, down from 40.0% in the second quarter and first half of fiscal 1996. This was primarily a result of higher tax exempt income as a percentage of pre-tax earnings.


NET INCOME

Net loss was $3.5 million or $0.17 per share in the second quarter of fiscal 1997 compared with net income of $18.8 million or $0.87 per share for the same period in 1996. Excluding a one-time pretax charge of $9.5 million resulting from the acquisition of Living Books, net income for the second quarter of fiscal 1997 totaled $3.2 million or $0.15 per share. Excluding the one-time gain in the second quarter of fiscal 1996 related to a break-up fee received in a terminated merger, net income for the quarter was $9.6 million or $0.45 per share.

For the first half of fiscal 1997, net income was $5.4 million or $0.26 per share compared with $34.8 million or $1.61 per share for fiscal 1996. Excluding the one-time charge resulting from the Living Books acquisition, net income for the six month period totaled $12.1 million or $0.57 per share. Excluding the one-time gain in the second quarter of fiscal 1996, net income for the six months ended February 29, 1996 was $25.5 million or $1.18 per share.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital decreased $3.0 million during the first half of fiscal 1997 to $139.5 million from $142.5 million at August 31, 1996. Cash and short-term investments decreased $6.4 million to $144.5 million at February 28, 1997 from $150.9 million at the end of the prior fiscal year. Accounts receivable, net of reserves, increased $7.2 million to $13.2 million at February 28, 1997, from $6.0 million at August 31, 1996. The decrease in cash and short-term investments was due to the purchase of Random House's share of the Living Books joint venture for approximately $7.6 million, net of the cash balance, during the second quarter and the purchase of 400,000 shares of the Company's common stock in the open market during the second quarter for approximately $12.5 million. These transactions were offset by strong cash collections in the first half of fiscal 1997 from products sold during the holiday selling season. Each year the Company experiences a seasonal fluctuation due to higher revenues generated by the holiday selling season, which increases the Company's receivables and working capital in the first half of the fiscal year, and temporarily requires some of the Company's available cash balances to fund operating activities. In the second half of the fiscal year, the Company expects to collect a substantial amount of the receivables generated during the first half of the fiscal year, thereby increasing cash and decreasing outstanding receivables.

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

FLUCTUATIONS IN PERFORMANCE AND OPERATING RESULTS

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

The Company's business has generally been highly seasonal, with net revenues and operating income normally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. Although the Company had previously anticipated that its results may differ from that seasonal pattern with results more heavily weighted to the second half of the fiscal year, it now believes that, due to the delay in certain product development, the traditional seasonal pattern will likely continue for the 1997 fiscal year. The Company also believes that the market conditions which resulted in the year-over-year decline in revenues and profitability experienced in the first half of fiscal 1997 may continue in future periods. The Company has adjusted its sales and marketing strategy in an effort to increase prices on several products, and increase net revenues while maintaining the increases in unit volume and market share achieved during the last quarter. However, there can be no assurance that the Company will be successful in implementing the strategy, or that, if successfully implemented, such strategy will be effective or will generate or sustain revenue growth, unit volume or market share in the future. In addition to seasonal and product pricing factors, the Company anticipates that its quarterly results for the next two fiscal quarters will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors. Products are generally shipped as orders are received, therefore quarterly sales and operating results depend on the volume and timing of orders received during the quarter, which are difficult to predict. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during the most recently completed fiscal year, the price per share of the Company's common stock ranged from $28.50 to $76.88 and in the first half of the current fiscal year ranged from $22.38 to $35.13.


INDUSTRY AND COMPETITION

Recent data indicates a slowdown in the growth of end user demand for consumer software for calendar year 1996 and the first two months of calendar year 1997 when compared to the same periods in prior years. There can be no assurance that such demand will not continue to slow or to decline. If such results persist, the Company's future growth in net revenues could be adversely affected. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited shelf space. As discussed above and in prior filings, the Company decreased prices on a number of its products in order to increase market share including its best-selling series, The Print Shop, as well as Myst, which placed negative pressure on net revenues and gross margins. Although the Company is attempting to increase prices on certain products, there can be no assurance that its attempts will be successful or that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner.

In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 19 products available from Living Books and it has become increasingly difficult to maintain shelf space in the retail channel for all of these products. There can be no assurance that retailers will continue to purchase all of these products or provide these products with adequate levels of shelf space and promotional support. In addition, competition for creative talent, including independent developers, has also intensified, and the attraction and retention of key personnel has become increasingly difficult.


PRODUCTS AND PLATFORMS

The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The
Company's increased focus and commitment towards the development and introduction of entertainment titles increases the risk associated with the development and marketing of products and their market acceptance since the entertainment sector is more hit-driven, with titles generally having a relatively shorter life-cycle. Further, the substantial year-over-year decline in Myst revenues during the second half of fiscal 1996 and first half of fiscal 1997 was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner. The Myst sequel product, Riven(TM), is not expected to be released in fiscal 1997. Although Riven is currently on schedule for commercial release in the first quarter of fiscal 1998, there can be no assurance that it will achieve widespread market acceptance or that its remaining development effort will not be delayed. In addition, the Company believes that electronic or internet products and services will become an increasingly important platform and distribution media. The Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its fiscal results.


DISTRIBUTION

The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties, and there can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. There is increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products which has an adverse impact on the Company's net revenues and profitability, and there can be no assurance that these pressures will not continue or increase. In addition, certain distributors and retailers have
experienced   business   difficulties   and  there  can  be  no  assurance  such
difficulties for these or additional distributors and retailers will not continue which could have an adverse effect on the operating results and financial condition of the Company. The Company also permits distributors and retailers to return products under certain circumstances, and the Company believes that the rate of product returns will increase as competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceed management's estimates, it could have a material adverse impact on the Company's operating results. In addition, the Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products fall short of management's estimates, inventory levels could be excessive which could lead to inventory write-offs and have an adverse impact on the Company's operating results.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on January 23, 1997. The results of voting were as follows:

        Proposal 1: Election of Directors of the Company

                    Nominee                 Votes For           Votes Withheld
                    -------                 ---------           --------------
            Douglas G. Carlston             18,299,293              72,831
            Edmund R. Auer                  18,299,503              72,621
            Gary L. Buckmiller              18,299,203              72,921
            Scott D. Cook                   18,299,103              73,021
            Joseph P. Durrett               18,299,303              72,821
            William P. Egan                 18,299,503              72,621
            David E. Liddle                 18,299,603              72,521
            William M. McDonagh             18,162,249             209,875
            Lawrence H. Wilkinson           18,299,303              72,821

        Proposal 2: Approval of the Company's 1996 Employee Stock Purchase Plan,
                    including the reservation of 250,000 Shares of Common Stock for issuance

            Votes For:                          13,270,965
            Votes Against:                         324,489
            Votes Abstaining:                       46,988
            Broker Non-votes:                    4,729,682

        Proposal 3: Approval  to  Increase  by  1,500,000  Shares  the Number of
                    Shares Authorized Under the Company's 1996 Employee and Consultant Stock Option Plan

            Votes For:                          11,104,405
            Votes Against:                       2,178,470
            Votes Abstaining:                       69,871
            Broker Non-votes:                    5,019,378

        Proposal 4: Ratification  of  Ernst  and  Young  LLP  as  the  Company's
                    Independent Auditors

            Votes For:                          18,065,444
            Votes Against:                          18,123
            Votes Abstaining:                      288,557

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Employment Agreement
               Amended and Restated Bylaws

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended February 28, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)


Dated:  April 14, 1997



                                        By:  /s/ Michael J. Shannahan
                                             ------------------------------
                                             Michael J. Shannahan
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX OF EXHIBITS


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page

Employment Agreement                                                     19
Amended and Restated Bylaws                                              24