Form 10-Q
period 1997-05-31
BRODERBUND SOFTWARE INC /DE/
filed 1997-07-15
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



         __X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

                                       OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

               Yes _X_                       No___

As of May 31, 1997 there were 20,694,023 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.


                                Table of Contents


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at May 31, 1997
               and August 31, 1996 .........................................   3
         Condensed Consolidated Statements of Operations Three and Nine
               Months Ended May 31, 1997 and 1996 ..........................   4
         Condensed Consolidated Statements of Cash Flows Nine Months
               Ended May 31, 1997 and 1996 .................................   5
         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................   7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   15


Signature .................................................................   16

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   May 31, 1997  August 31, 1996
                                                   ------------  ---------------
         ASSETS                                    (Unaudited)

Current assets:
   Cash and short-term investments                  $127,120          $150,893
   Accounts receivable, net                           15,553             5,956
   Inventories                                         4,443             3,140
   Deferred income taxes                              19,554            15,057
   Other current assets                                1,100               869
                                                    --------          --------
     Total current assets                            167,770           175,915

Equipment and improvements, net                        7,598             7,014
Purchased technology and advances, net                17,166            13,090
Investments in affiliates                              6,133             4,053
Other assets                                           1,219               360
                                                    --------          --------
                                                    $199,886          $200,432
                                                    ========          ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  6,523          $  4,442
   Accrued compensation                                6,369             8,794
   Accrued income taxes                                9,404             8,966
   Other accrued expenses                              9,889            11,220
                                                    --------          --------
     Total current liabilities                        32,185            33,422

Deferred income taxes                                  1,889             1,462
                                                    --------          --------
     Total liabilities                                34,074            34,884

Stockholders' equity:
   Common stock                                       26,115            31,383
   Retained earnings                                 139,697           134,165
                                                    --------          --------
     Total stockholders' equity                      165,812           165,548
                                                    --------          --------
                                                    $199,886          $200,432
                                                    ========          ========




                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three months ended       Nine months ended
                                                     May 31,                  May 31,
                                                     -------                  -------

                                               1997          1996        1997         1996
                                             ---------    ---------   ---------    ---------

Net revenues                                 $  39,294    $  34,993   $ 145,101    $ 153,998
Cost of revenues                                12,868       10,287      50,303       50,243
                                             ---------    ---------   ---------    ---------

Gross margin                                    26,426       24,706      94,798      103,755

Operating expenses:
  Sales and marketing                           12,615        6,760      37,988       26,840
  Research and development                      10,578        6,758      27,818       21,771
  General and administrative                     3,224        2,961       9,740        8,721
  Charge for acquired in-process
      technology and amortization                1,427         --        12,991         --
                                             ---------    ---------   ---------    ---------

     Total operating expenses                   27,844       16,479      88,537       57,332
                                             ---------    ---------   ---------    ---------

Income (loss) from operations                   (1,418)       8,227       6,261       46,423

Interest and dividend income, net                1,435        1,907       4,507        4,915
Equity in earnings (loss) of joint venture        --           --          (603)       1,291
Terminated merger fee, net                        --           --          --         15,464
                                             ---------    ---------   ---------    ---------

Income before income taxes                          17       10,134      10,165       68,093

Provision for income taxes                           6        3,953       4,721       27,137
                                             ---------    ---------   ---------    ---------

     Net income                              $      11    $   6,181   $   5,444    $  40,956
                                             =========    =========   =========    =========

     Net income per share                    $    0.00    $    0.29   $    0.26    $    1.90
                                             =========    =========   =========    =========

     Shares used in computing
        net income per share                    21,048       21,435      21,083       21,583
                                             =========    =========   =========    =========


                             See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine months ended
                                                                            May 31,
                                                                            -------

                                                                       1997         1996
                                                                    ---------    ---------
Cash flows from operating activities:
   Net income                                                       $   5,444    $  40,956
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in (earnings) loss of joint venture                         603       (1,291)
       Depreciation and amortization                                    2,388        2,033
       Deferred income taxes                                           (2,562)      (2,986)
       Charge for acquired in-process technology and amortization      12,991         --
       Changes in operating assets and liabilities                    (11,253)      12,014
                                                                    ---------    ---------


Net cash provided by operating activities                               7,611       50,726

Cash flows from investing activities:
   Additions to equipment and improvements                             (2,878)      (2,645)
   Investments in affiliates                                           (2,683)        --
   Purchase of Living Books, net of cash                               (7,594)        --
   Advance royalties                                                   (4,727)      (3,075)
   Other                                                                 (655)         (80)
                                                                    ---------    ---------

       Net cash (used in) investing activities                        (18,537)      (5,800)

Cash flows from financing activities:
   Repurchase of common stock                                         (14,574)        --
   Employee stock purchase plan                                           891         --
   Exercise of stock options                                              841        1,658
   Tax benefit of stock option exercises                                  254        1,444
                                                                    ---------    ---------

       Net cash provided by (used in) financing activities            (12,588)       3,102
                                                                    ---------    ---------

Translation adjustment                                                   (259)         (79)
                                                                    ---------    ---------

Increase (decrease) in cash and short-term investments                (23,773)      47,949
Cash and short-term investments, beginning of period                  150,893      126,547
                                                                    ---------    ---------

Cash and short-term investments, end of period                      $ 127,120    $ 174,496
                                                                    =========    =========


                             See accompanying notes

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

The condensed consolidated financial statements for Broderbund Software, Inc. (the "Company") for the three and nine months ended May 31, 1997 and 1996 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1996. The results of operations for the three months and nine months ended May 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:

                                                 Three months ended                Nine months ended
                                                      May 31,                           May 31,
                                                      -------                           -------

                                                1997              1996             1997             1996
                                                ----              ----             ----             ----
Net revenues                                    100%              100%             100%             100%
Cost of revenues                                 33%               29%              35%              33%
                                                ----              ----             ----             ----

Gross margin                                     67%               71%              65%              67%

Operating expenses:
   Sales and marketing                           32%               19%              26%              17%
   Research and development                      27%               19%              19%              14%
   General and administrative                     8%                9%               7%               6%
   Charge for acquired in-process
       technology and amortization                4%               --                9%              --
                                                ----              ----             ----             ----

      Total operating expenses                   71%               47%              61%              37%
                                                ----              ----             ----             ----

Income (loss) from operations                    (4%)              24%               4%              30%

Interest and dividend income, net                 4%                5%               3%               3%
Equity in earnings of joint venture              --                --               --                1%
Terminated merger fee, net                       --                --               --               10%
                                                ----              ----             ----             ----

Income before income taxes                       --                29%               7%              44%

Provision for income taxes                       --                11%               3%              17%
                                                ----              ----             ----             ----

      Net income                                 --                18%               4%              27%
                                                ====              ====             ====             ====

NET REVENUES

The Company derives revenue from products which are published by Broderbund (published products) and products from other software publishers which are distributed by Broderbund (affiliated label products). The Company sells its products in North America through distributors and retailers, as well as directly to consumers. The Company's international sales are derived from a foreign subsidiary and licensing and distribution arrangements with foreign distributors.

Net revenues for the third quarter of fiscal 1997 were $39.3 million, an increase of 12% from the $35.0 million recorded in the third quarter of fiscal 1996. The increase for the third quarter of fiscal 1997 was due to the release of The Last Express(TM), 3D Home Interiors(TM) and 3D Home Architect(R) Deluxe, as well as strong showings for other products, including various Click Art(R) Image Paks(TM), Learning Advantage Libraries(TM) and various Family Tree Maker's
(TM) Family Archive CD Collection products. The increase was also impacted by sales of T/Maker products which were not included in the same period last year, since the acquisition of T/Maker was concluded in the fourth quarter of fiscal 1996. These revenue increases were offset, in part, by an increase in product returns experienced in the quarter. For the first nine months of fiscal 1997 and 1996, net revenues were $145.1 million and $154.0 million, respectively, a decrease of 6%. This decrease was largely a result of the Company's aggressive sales and marketing strategy of decreasing prices and increasing marketing and promotions to increase unit volume and market share, as further discussed below and in prior filings.

Net revenues in the personal productivity category for the third quarter of fiscal 1997 were up 18% over the same period last year. The increase in the productivity revenues during this third quarter compared to the third quarter of the prior year was primarily due to the release of 3D Home Architect Deluxe and new Click Art Image Paks. For the first nine months of fiscal year 1997, the productivity category posted a 15% increase in net revenues over the first nine months of fiscal year 1996. The personal productivity category comprised 54% and 52% of the Company's total net revenue for the third quarter and first nine months of fiscal 1997, respectively.

Net revenues in the entertainment category increased 37% for the third quarter and decreased 34% for the first nine months of fiscal 1997 compared to fiscal 1996, respectively. The increase for the third quarter of fiscal 1997 was primarily due to the release of The Last Express. The decrease for the first nine months of fiscal 1997 was primarily attributable to a decrease in revenues from Myst(R) due to reductions in pricing, which was partially offset by the release of The Last Express this quarter. The entertainment category comprised 17% and 15% of the Company's total net revenues for the third quarter and first nine months of fiscal 1997, respectively.

Net revenues in the education category decreased 21% for the third quarter and 11% for the first nine months of fiscal 1997 as compared to fiscal 1996 after adjusting prior year revenues to include Living Books revenues in this category rather than as affiliated label revenue. The decreases in this category were primarily a result of decreases experienced in the unit volume of Carmen Sandiego(R) and Early Learning product lines for the third quarter of fiscal 1997 as compared to fiscal 1996 and due to decreases in prices for the first nine months of fiscal 1997 as compared to fiscal 1996. The education category comprised 27% and 30% of the Company's total net revenues for the third quarter and first nine months of fiscal 1997, respectively.

Net revenues from sales of affiliated label products declined 309% and 33% for the third quarter and first nine months of fiscal 1997 compared to fiscal 1996, respectively, after excluding the effects of Living Books affiliated label revenue from prior periods. The decrease in the third quarter of fiscal 1997 was attributable to the fact that without Living Books, affiliated label sales were minimal for the third quarter of fiscal 1997. This category comprised 2% and 4% of the Company's total net revenues for the third quarter and first nine months of fiscal 1997, respectively.

During the third quarter of fiscal 1997, the Company released a total of eight new titles, nine upgrades to existing products and two international versions. In the same period of the prior year, the Company released a total of two new titles, three upgrades to existing products and one international version.

COST OF REVENUES

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize software development costs as the impact on the financial statements would be immaterial. In the third quarter of fiscal 1997, the Company's gross margin was 67% compared to 71% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997 and 1996, gross margin was 65% and 67%, respectively. The decrease in gross margins for such periods was primarily due to the impact of lower prices on revenues; however this decrease was partially offset by an increase in the mix of published products, which carry a higher gross margin, versus affiliated label products. The Company currently expects the gross margin to decline to the low to mid 60% range as the revenue from published entertainment titles, which have a higher royalty rate, become a higher percentage of overall revenue.

SALES AND MARKETING

Sales and marketing expenses increased 85% to $12.6 million in the third quarter of fiscal 1997 from $6.8 million in the third quarter of fiscal 1996. Similarly for the first nine months of fiscal 1997, sales and marketing expenses increased 42% to $38.0 million from $26.8 million in the comparable period last year. The increase was primarily due to the Company's increased emphasis on advertising and promotions related to new product releases as well as significant increases in marketing costs with the Company's channel partners. In addition, market development funds granted increased substantially. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. Further, the inclusion of sales and marketing expenses of Living Books due to the acquisition of Random House's 50% interest in the Living Books joint venture in the second quarter of fiscal 1997 contributed to the increase in the third quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products increases. As a result, the Company believes that it may sustain, or incur further increases in, sales and marketing expenses in the future, particularly in the entertainment category where it is common for significant marketing costs to be incurred in advance of product release, in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 56% to $10.6 million in the third quarter of fiscal 1997 from $6.8 million in the third quarter of fiscal 1996. Similarly for the first nine months of 1997, research and development expenses increased 28% to $27.8 million from $21.8 million for the same period in the prior year. The increase was primarily due to higher employee-related expenses from increased headcount as the number of new products under development has increased in fiscal 1997, as well as expanded localization efforts to adapt products for foreign markets, which were partially offset by lower bonus and profit sharing provisions due to the decline in profitability. The increase in the third quarter of fiscal 1997 was partially attributable to the inclusion of research and development resulting from the acquisition of Random House's 50% interest in the Living Books joint venture in the second quarter of fiscal 1997. The Company continues to invest in the development of CD-ROM based multimedia products with expanded sound, graphics, animation video and/or information content. The development of products with more content increases research and development costs and in future periods, the development of products for emerging platforms, such as DVD, and new technologies, such as 3-D, may cause development expenses to increase even further. To partially offset this increase in content costs, the Company has implemented, and continues to develop, proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 7% to $3.2 million in the third quarter of fiscal 1997 from $3.0 million in the third quarter of fiscal 1996. General and administrative expenses increased 12% to $9.7 million in the first nine months of fiscal 1997 from $8.7 million in the same period in the prior year. The increases were primarily due to the Company's increased staffing and the related employee expenses.

CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY AND AMORTIZATION

The Company is amortizing, over a three year period, the value of the technology purchased in the Company's acquisition of Random House's 50% interest in the Living Books joint venture in January 1997, T/Maker Company in August 1996 and Banner Blue Software, Inc. in April 1995.

The $1.4 million recorded in the third quarter of fiscal 1997 represents amortization of the technologies acquired. For the first nine months of fiscal 1997, the Company recorded a charge of $9.5 million for acquired in-process technology and incurred amortization of purchased technology of $3.5 million.

NONOPERATING INCOME

Included in nonoperating income is interest and dividend income and other nonrecurring items. Interest and dividend income was $1.4 million and $1.9 million in the third quarter of 1997 and 1996, respectively. The decrease was primarily due to lower cash balances in the current quarter.

Nonoperating income decreased 82% for the first nine months of fiscal 1997 when compared to the same period for fiscal 1996. Interest and dividend income was $4.5 million and $4.9 million in the first nine months of 1997 and 1996, respectively. This decrease was primarily the result of lower cash balances. In fiscal 1996, the Company recorded a pretax gain of $15.5 million, net of expenses related to a terminated merger. In addition, prior to the acquisition of Random House's 50% interest in Living Books in the second quarter of fiscal 1997, the equity in earnings of the Living Books joint venture was included as nonoperating income.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 35.3% from 39.0% for the third quarter of fiscal year 1997 and 1996, respectively. The Company's effective income tax rate increased to 46.4% from 39.9% for the first nine months of fiscal year 1997 and 1996, respectively. Excluding the impact of the in-process technology write-off for the first nine months of fiscal 1997, the effective income tax rate would have been 38.5%. The decrease in the effective income tax rate for the third quarter and first nine months of fiscal 1997, excluding the in-process technology write-off, was primarily due to an increase of tax-exempt interest income as a percentage of income before income taxes.

NET INCOME

Net income was $11.2 thousand or $0.00 per share in the third quarter of fiscal 1997 compared with net income of $6.2 million or $0.29 per share for the same period in 1996.

For the first nine months of fiscal 1997, net income was $5.4 million or $0.26 per share compared with $41.0 million or $1.90 per share for fiscal 1996. Excluding the one-time charge resulting from the Living Books acquisition, net income for the nine month period totaled $12.1 million or $0.57 per share. Excluding the one-time gain, net income for the nine months ended May 31, 1996 was $31.7 million or $1.47 per share.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital decreased $6.9 million during the first nine months of fiscal 1997 to $135.6 million from $142.5 million at August 31, 1996. Cash and short-term investments decreased $23.8 million to $127.1 million at May 31, 1997 from $150.9 million at the end of the prior fiscal year. The decrease in cash and short-term investments was due to the purchase of Random House's share of the Living Books joint venture for approximately $7.6 million, net of the cash balance, during the second quarter and the purchase of 500,000 shares of the Company's common stock in the open market during the second and third quarters for approximately $14.6 million.

During the third quarter of fiscal 1997, the Company announced the signing of a letter of intent to acquire Parsons Technology from Intuit Inc. The acquisition is expected to be completed in the fourth quarter of this fiscal year. This transaction will be accounted for as a purchase. The Company expects that at least 50% of the purchase price will be allocated to in-process technology and charged to expense at the time of closing.

The Company uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. In addition, the Company evaluates from time to time, acquisitions of products or companies that complement the Company's business.

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

The Company's business has generally been highly seasonal, with net revenues and operating income normally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. The Company also believes that the market conditions which resulted in the year-over-year decline in revenues and profitability experienced in the first nine months of fiscal 1997 may continue in future periods. The Company has adjusted its sales and marketing strategy in an effort to increase prices on several products, and increase net revenues while maintaining the increases in unit volume and market share achieved during the first half of the current fiscal year when prices on such products were lowered. However, there can be no assurance that the Company will be successful in implementing the strategy, or that, if successfully implemented, such strategy will be effective or will generate or sustain revenue growth, unit volume or market share in the future. In addition to seasonal and product pricing factors, the Company anticipates that its quarterly results for the fourth quarter will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors. Products are generally shipped as orders are received, therefore quarterly sales and operating results depend on the volume and timing of orders received during the quarter, which are difficult to predict. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during fiscal 1996, the price per share of the Company's common stock ranged from $28.50 to $76.88 and in the first nine months of fiscal 1997 ranged from $18.38 to $35.13.

INDUSTRY AND COMPETITION

Recent data indicates a slowdown in the growth of end user demand for consumer software for calendar year 1996 and the first five months of calendar year 1997 when compared to the same periods in prior years. There can be no assurance that such demand will not continue to slow or decline. If such results persist, the Company's future growth in net revenues could be adversely affected. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited shelf space. As discussed above and in prior filings, the Company decreased prices on a number of its products in order to increase market share, including its best-selling series, The Print Shop, as well as Myst, which placed negative pressure on net revenues and gross margins. Although the Company is attempting to increase prices on certain products, there can be no assurance that its attempts will be successful or that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner.

In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 19 products available from Living Books and it has become increasingly difficult to maintain shelf space in the retail channel for all of these products. There can be no assurance that retailers will continue to purchase all of these products or provide these products with adequate levels of shelf space and promotional support. In addition, competition for creative talent, including independent developers, has also intensified, and the attraction and retention of key personnel have become increasingly difficult.


PRODUCTS AND PLATFORMS

The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The
Company's increased focus and commitment towards the development and introduction of entertainment titles increases the risk associated with the development and marketing of products and their market acceptance since the entertainment sector is more hit-driven, and with titles generally having a relatively shorter life-cycle. Further, the substantial year-over-year decline in Myst revenues during the second half of fiscal 1996 and first nine months of fiscal 1997 was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner. The Myst sequel product, Riven(TM): The Sequel to Myst(R), is currently on schedule for commercial release in the first quarter of fiscal 1998, but there can be no assurance that it will achieve widespread market acceptance or that its remaining development effort will not be delayed. In addition, the Company believes that electronic or internet products and services will become an increasingly important platform and distribution media. The Company's failure to timely and successfully adapt to and utilize such technologies and media could materially and adversely affect its competitive position and its fiscal results.

DISTRIBUTION

The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties, and there can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. There is increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products which has an adverse impact on the Company's net revenues and profitability, and there can be no assurance that these pressures will not continue or increase. In addition, the Company also permits distributors and retailers to return products under certain circumstances and in recent periods, the Company has experienced an increase in the rate of returns as the competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales. The Company believes that the rate of product returns may continue at this rate, and there can be no assurance that return rates will not increase further. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceeds management's estimates, it could have a material adverse impact on the Company's operating results. Further, certain distributors and retailers have experienced business difficulties and there can be no assurance such difficulties for these or additional distributors and retailers will not continue which could have an adverse effect on the operating results and financial condition of the Company. The Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive which could lead to inventory write-offs and have an adverse impact on the Company's operating results.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)


Dated:  July 15, 1997








                                             By:  /s/ Michael J. Shannahan
                                                  ------------------------
                                                  Michael J. Shannahan
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)