Form 10-K
period 1997-08-31
BRODERBUND SOFTWARE INC /DE/
filed 1997-11-26
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

__X__ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
      ACT OF 1934 For THE FISCAL YEAR ENDED AUGUST 31, 1997

_____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______

                         Commission file number 0-15811

                -------------------------------------------------

                            BR0DERBUND SOFTWARE, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 31, 1997 as reported on the NASDAQ National Market system, was $603,552,495.

As of October 31, 1997, there were 20,812,155 shares of the registrant's Common Stock Outstanding.

Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held January 22, 1998 are incorporated by reference into Part III hereof.

This report consists of 50 sequentially numbered pages.
The Exhibit Index is located at pages 44 and 45.              Page 1 of 50 Pages

                            BR0DERBUND SOFTWARE, INC.
                           FORM 10-K, AUGUST 31, 1997
                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business.............................................................3
Item 2.  Properties..........................................................14
Item 3.  Legal Proceedings...................................................14
Item 4.  Submission of Matters to a Vote of Security Holders.................14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................16
Item 6.  Selected Financial Data.............................................17
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................18
Item 8.  Financial Statements and Supplementary Data.........................26
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................43

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................43
Item 11. Executive Compensation..............................................43
Item 12. Security Ownership of Certain Beneficial Owners and Management......43
Item 13. Certain Relationships and Related Transactions......................43

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.......................................................44

Signatures...................................................................47

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS: This Form 10-K of Broderbund Software, Inc. ("Broderbund" or the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "believes," "expects," "anticipates" or "estimates" are forward looking as are all other statements regarding future financial results, market conditions, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially and/or adversely from those anticipated by the forward looking statements contained in this Form 10-K and Annual Report. Such factors include but are not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions and to the marketing and distribution of existing products, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, changes or disruptions in the consumer software distribution channels and successful acquisition and integration of new businesses, as well as those factors listed under Factors Affecting Future Operating Results elsewhere in this Annual Report to Stockholders. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties. Other factors, uncertainties and assumptions not specifically identified or disclosed by the Company were also involved in the derivation of these forward-looking statements and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.

PART I

Item 1. BUSINESS

Overview

     Broderbund Software, Inc. ("Broderbund" or the "Company") develops, publishes and markets a broad line of interactive personal productivity, entertainment and education software for use in the home, school and small business markets. Since the founding of the Company in 1980, Broderbund has developed innovative products which take advantage of advances in personal computer ("PC") technology and which have won over 400 awards and sold over 40 million units. The Company is committed to creating imaginative software to provide value for consumers of all ages.

     Broderbund's product strategy is to identify and develop families of products that will achieve sustained consumer appeal and brand name recognition primarily across three major consumer software categories: personal productivity, entertainment and education. The Company's best known products are The Print Shop(R) family of personal productivity products, the Carmen Sandiego(R) family of educational products, the Family Tree Maker(TM) line of genealogy products, and the entertainment product Myst(R), which is the best selling PC game of all time. Recognizing that new and emerging technologies have historically played, and will continue to play, an increasingly significant role in the multimedia environment and consumer preferences, the Company seeks to adapt to and incorporate such technologies into its product offerings. In this respect, the Company believes that the emergence of the Internet represents an important trend and opportunity in the consumer software market, and as part of its Internet strategy it is developing on-line capabilities to its existing products, expanding its web-site presence and infrastructure and investing in a number of small Internet related companies in order to keep abreast of developments in this rapidly-evolving area, and to position itself as a leading participant in this emerging platform.

     The Company sells its products through distributors, computer superstores, electronics stores, mass merchandisers, discount warehouse stores, office stores, software specialty retail chains and educational dealers. In addition, Broderbund also sells its products directly to schools and to consumers through direct mail, telemarketing and via the Internet. In August 1997, the Company acquired Parsons Technology, a consumer productivity software company based in Iowa that distributes its products primarily direct-to-consumer. The Company believes that the direct-to-consumer channel will play an increasingly important role in the distribution of its products. International sales are primarily derived from a subsidiary in the United Kingdom and from licensing arrangements with foreign distributors. The Company also leverages its distribution strength by acting as the exclusive distributor for other publishers through its affiliated label program.

     The consumer software industry is characterized by rapid change, intense competition and consolidation. The Company has engaged in acquisitions, investments and joint ventures of technologies, content products and businesses when it believes that they are consistent with and beneficial to its overall strategy. As described above, in August 1997 Broderbund acquired Parsons Technology. Also in fiscal 1997, the Company acquired from Random House, Inc. the remaining 50% interest in the Living Books(R) joint venture created by the Company and Random House, Inc. in 1993, which publishes a series of award-winning, interactive animated children's storybooks on CD-ROM. In fiscal 1996, the Company acquired T/Maker Company, a leading publisher of clip art software, including the popular ClickArt(R) product line. During fiscal 1996, Broderbund also made a minority equity investment in Live Picture, Inc., which publishes photo editing software for businesses and consumers. In addition, the Company has invested in certain start-up Internet related companies.

     The Company was incorporated in California in September 1981 and was reincorporated in Delaware in February 1987. The Company's executive offices are located at 500 Redwood Boulevard, Novato, California 94948-6121. Its telephone number is (415) 382-4400. The Company's Internet web site is located at http://www.broderbund.com.

Industry Background

     The consumer world-wide software market is generally divided into five primary categories: entertainment, education, personal productivity, finance and reference. The Company primarily develops and publishes products for the first three of these categories.

     Declining retail software prices and improvements in multimedia technology and performance have fundamentally changed the consumers' experience by providing affordable, highly interactive entertainment, educational and creative environments increasingly rich in content with realistic sounds and music, text, advanced graphics and animations, photographs and even film or video clips. Accordingly, both consumer demand and consumer expectations compel the publication of increasingly sophisticated, easy to use, content rich multimedia products. The world-wide software industry also periodically undergoes profound changes with the introduction of new hardware platforms and new technologies, including most recently significant changes with the introduction and increased importance of the Internet. In addition to these developments, competition has continued to increase and intensify among new and existing multimedia content providers and publishers.

     The growth in the installed base of multimedia PCs over the last few years has resulted in the creation of a mass market for consumer software products with advanced multimedia functionality and engaging content. The creation of this mass market has been characterized by the rise in importance of mass merchant software sales as a distribution channel, increasing price pressure as well as increasing competition for limited consumer retail shelf space. This competitive environment has resulted in the increased importance of creating significant brand name recognition, establishing strong retail relationships, and offering a diverse product line for the increased likelihood of retail success and sell-through. It has also resulted in the increased importance of direct-to-consumer channels which augment the Company's efforts in the retail environment.

Products

     Broderbund's product strategy is to create, identify and develop families of software products with brand name recognition in order to achieve sustained consumer appeal. During fiscal 1997, the Company released 46 new titles in both the published and affiliated label areas, as compared to 42 new titles in fiscal 1996. The Company offers products primarily in three major consumer software categories: personal productivity, entertainment and education. Personal productivity products consist of software that provide tools for the consumer to create and communicate, whether via printed output, on-screen visualization, e-mail or Internet environments. Entertainment products are designed for the consumer's leisure time enjoyment. Broderbund designs its education products to be both educational and engaging, so that the products appeal both to the primary user (i.e., the child) and to the buyer (i.e., the parent or teacher). The top selling products during fiscal 1997 were from The Print Shop family, from the Family Tree Maker line and Myst.

     The Company's product strategy for each of its categories is based on the following:

     Branded Product Franchises. Broderbund seeks to develop products with significant and broad brand name recognition that may be expanded into families of related sequel or complementary products in order to achieve sustained consumer appeal. Successful products serving as examples of the

Company's strategy include: The Print Shop, Carmen Sandiego, Kid Pix(R), Myst, Family Tree Maker and Living Books(R) families of products. The Company believes that developing product families helps to achieve longer life cycles for the Company's products.

     Advanced   Technology.   The  Company   seeks  to  create   technologically
sophisticated multimedia products based on the latest personal computer platforms, including the Internet. Broderbund incorporates conventional programming disciplines with advanced tools like those used to develop animated or cinematic films. The advanced technology utilized increases the appeal and realism of Broderbund's products to sophisticated consumers as well as new users.

     Creativity. Broderbund seeks to foster creativity in the development of its products. The Company's goal is to lead the market in manifesting creativity in its products and in pioneering new types of interactive experiences. Broderbund has a history of establishing products with enduring consumer appeal by conceiving imaginative and innovative ideas to develop new niches in the consumer market.

     Quality. The Company seeks to provide a high level of quality in its products. The Company strives to develop products that exceed customer expectations and provide long-term lasting value and enjoyment. The SPA has consistently recognized the quality of Broderbund products. Broderbund has been awarded more SPA "Excellence in Software" Awards than any other company in the consumer software category.

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

     The Company's products in each category are described below:

     Productivity Products. The Company's productivity products are designed to provide consumers and small businesses with high quality, easy to use software products that relate to popular lifestyle, education and productivity interests and needs. The productivity category includes The Print Shop family of products, the Family Tree Maker line, 3D Home Series, Williams-Sonoma Guide to Good Cooking(TM), Org Plus(R) and the ClickArt family of products. Products in The Print Shop family, first introduced in May 1984, have sold over 12 million units. The Print Shop programs enable consumers to easily create personalized greeting cards, signs, banners, calendars, post cards, letterhead, envelopes, business cards and other personal documents and are supplemented by the additions of several product line extensions such as The Print Shop(R) Presswriter(TM), The Print Shop(R) Signature Greetings(TM) and The Print Shop(R) Live Mail(TM). Family Tree Maker is a leading genealogy program which is extended by the Family Archives(TM) CD-ROM collections of family historical data to make searching for one's ancestors easier. 3D Home Architect(R) and 3D Home Interiors(R) are best-selling, comprehensive solutions to easy home design, complete with realistic 3D views. Williams-Sonoma Guide to Good Cooking is a computerized cookbook designed to streamline and organize the cooking process. Click Art is a popular line of clip art software.

     The  Company's   productivity  products  range  in  price  in  stores  from approximately $20 to $70. During fiscal 1997, productivity products accounted for approximately 56% of the Company's net revenues.

     Education Products. Broderbund's education strategy is to provide a broad and diverse selection of high-quality educational products for the home and school which are educationally strong, easy to use and engaging for a wide range of age groups. The Company also seeks to leverage well known brands, whether owned by the Company (e.g., Carmen Sandiego) or licensed from third parties (e.g., Rugrats(TM) and Dr. Seuss) to achieve recognition and consumer appeal. The core of the education category is comprised of the Carmen Sandiego family of products and the Living Books family of products.

     The Carmen Sandiego family of products is a very popular series of interactive games designed to motivate the player to learn more about the subject matter and which have sold over six million units since the first product was released in April 1985. The central character is Carmen Sandiego, who, due to the popularity of the game and marketing efforts of the Company, has become a household name. Since September 1991, Public Broadcasting Service Television ("PBS") has shown the Emmy award winning, weekday children's quiz show now called "Where in Time is Carmen Sandiego?". Although the Company does not receive significant revenues from the television programs, the Company believes the programs have increased the exposure of the Carmen Sandiego series and enhanced the recognition of the brand name.

     The Living Books line of products is a series of CD-ROM based interactive storybooks for children which allow children to learn, listen and explore. Living Books feature well-known children's authors and classic children's stories, including Dr. Seuss's Green Eggs and Ham, Dr. Seuss's The Cat in the Hat, Just Grandma and Me(TM), The Berenstain Bears In the Dark and Arthur's Reading Race. In fiscal 1997, the market for children's interactive storybooks on CD-ROM continued to be intensely competitive, resulting in lower average selling prices. In some cases, competitors of the Company had access to proprietary intellectual property content, as well as the financial resources to market products heavily and to leverage brand names through other media, such as feature films and television.

     The Active Mind Series includes seven products designed to develop curriculum-oriented skills in reading, writing, math, communication, thinking and reasoning, including recently released Success Starter(TM) products.

     The   Company's   education   products   range  in  price  in  stores  from
approximately $20 to $40. During fiscal 1997, education products accounted for approximately 27% of the Company's net revenues.

     Entertainment Products. In September 1993, the Company released Myst, which subsequently became the single best-selling entertainment title in PC software history, and although it continues to remain popular, revenue has declined significantly, even though unit volume is strong. Other entertainment titles released in fiscal 1997 included Koala Lumpur Journey to the Edge(TM), The Last Express(TM) and Warlords(TM) III: Reign of Heroes(TM). Part of Broderbund's strategy is to increase its focus and commitment to the development of entertainment titles and to expand its entertainment line with several new strategy, adventure and action games using both internal and external development resources. However, because the entertainment market tends to be a "hit" driven business, where only a relatively limited number of popular "hit" titles achieve widespread consumer acceptance, the risks associated with the successful development of costly entertainment products and their market acceptance increase. As a result, there can be no assurance that the Company will publish an adequate number of successful titles. In addition, the Company anticipates that a significant number of the entertainment products will be licensed from, or developed by, the Company in collaboration with independent software developers. Accordingly the risks associated with reliance upon outside developers will increase, including the risks of delays in product introduction, increases in royalties paid to outside developers, and uncertainties surrounding the Company's ability to attract and retain successful developers and their content.

     The Company's entertainment products range in price in stores from approximately $20 to $50. During fiscal 1997, entertainment products accounted for approximately 13% of the Company's net revenues.

     Affiliated   Label  Products.   Affiliated  label  products  are  designed,
developed and published by third party software publishers and distributed by Broderbund through its distribution channels. In fiscal 1997, affiliated label products accounted for approximately 4% of the Company's net revenues. The Company's current affiliated label partners include Encyclopedia Britannica, Inc., Talonsoft Inc., Progressive Network, Inc., Sunset Books, Tsunami and Inroads Interactive, Inc.

     Under affiliated label agreements, Broderbund performs a low-margin distribution function and in certain cases, a manufacturing function, which causes affiliated label revenues to yield substantially lower gross margins than sales of Broderbund's published products. As a result, changes in the mix between published sales and affiliated label sales can affect the Company's gross margin. Affiliated label publishers are often smaller publishers, with limited financial resources. The Company's affiliated label agreements require the affiliate label publisher to assume the financial risk of product returns. There can be no assurance that there will not be significant returns of affiliated label products, or that the affiliated label publisher will be able to fulfill its financial obligation created thereby, in which case the Company, in order to preserve its relationships with its customers, would have to assume the obligation for affiliated label product returns.

     Living Books. As of January 1, 1997, the Company acquired from Random House the remaining 50% interest in the Living Books joint venture. However, since its inception on January 1, 1994 and prior to the acquisition date, Broderbund and Random House, Inc. were equal partners in a joint venture called Living Books to publish the Living Books line of products. Prior to the Company's acquisition, the Company's 50% share of the joint venture's profits and losses were recognized in nonoperating income in the financial statements.

Product Development

     The Company's strategy to successfully achieve new product flow while managing its research and development expenses has been to combine its internal software development capabilities together with publishing relationships established with various independent software developers and content providers. The Company's product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. The Company relies on a combination of internally developed technology, as well as content and technologies from third parties. The Company's development agreements with third parties generally provide the Company with publishing, marketing and distribution rights to a personal computer software product for payment of royalties based on sales of the product. Many of these agreements also call for development fees to be paid as advances on such royalties over the term of the product's development. The specific royalty rates, development fees, payment terms, geographic scope, duration and other terms of the Company's license agreements vary, based on the nature of the product and the amount of development contribution from the licensor.

     The Company's product development and marketing activities are coordinated in integrated business units based on the target customer. Each of the Company's business units consists of software engineers, graphic artists, animators, and sound and video technicians to develop products and convert existing programs to various hardware formats, as well as marketing and public relations staff to market the resulting products.

     Most elements of the development process are provided by a combination of third-party and in-house resources. Broderbund believes that the use of both in-house and third-party designers, artists and programmers expands its ability to introduce creative and innovative products. Third-party designers, content providers (such as musical composers) and some outside programming groups often receive royalties on the sales of products with which they were involved, in addition to fees, while most graphic artists and some outside programming groups operate on a fee-only basis.

     The continued success of the Company depends on the timely introduction of successful new products, including new titles and adaptations to new platforms, to replace declining revenues from older products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. During fiscal 1997, a substantial percentage of Broderbund's net revenues has been derived from The Print Shop family, Myst and Family Tree Maker line. There can be no assurance that current sales levels of these products can be maintained. In fact, the substantial decline in Myst revenues during fiscal 1997 as compared to prior fiscal years was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner. The Myst sequel product, Riven(TM): The Sequel to Myst(R), has been released in the first quarter of fiscal 1998 but there can be no assurance that it will achieve widespread market acceptance, or that revenues generated from Riven: The Sequel to Myst will replace the revenue shortfall from the decline in Myst revenues. In general, entertainment products have relatively short product lives, and sales of older entertainment products may decline precipitously. If for any reason revenues from new products or upgrades should fail to replace declining revenues from existing products, the Company's business, operating results and the trading price of Broderbund's common stock would be significantly adversely affected.

     The process of developing software products such as those offered by the Company is extremely complex and is becoming more complex and expensive over time. In recent periods, the costs of internal development of new products, and advances to fund product development by third parties, have increased significantly. As a result, the financial risks borne by the Company associated with new product development have increased. In addition, Broderbund's expense levels are based on its expectations regarding future sales, and accordingly, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations due to delays in new product introductions, or lower than expected customer acceptance or market demand. As a result of the inherent seasonality of the Company's business, a delay in a new product introduction in the first or second quarter of a fiscal year may have a particularly exaggerated effect on results of operations in that year. In the past, Broderbund has experienced delays in the introduction of new products, and anticipates that it will experience similar delays from time to time in the future. If the Company does not accurately anticipate and successfully adapt its products to emerging platforms, environments and technologies, or new products are not introduced when planned or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. In addition, the Company believes that electronic or Internet products and services will become an increasingly important platform and distribution media, the Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its fiscal results.

Marketing and Distribution

     Broderbund sells its products through distributors, software specialty retail chains, computer superstores, mass merchandisers, discount warehouse
stores,   educational   dealers  and   directly  to
consumers through mail, telemarketing and the Internet. Broderbund commonly participates in and provides financial assistance for its retailers' promotional efforts, such as in-store displays or newspaper advertisements. The Company also provides its retailers with demonstration disks and other collateral marketing materials. Broderbund's two largest distributors in fiscal 1997 accounted for approximately 12% and 5% of the Company's net revenues in the fiscal year as compared to 11% each for the top two distributors in fiscal 1996. The Company expects to continue to increase its direct sales to retailers in fiscal 1998.

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

     At the time of product shipment the Company establishes reserves that are an estimate of future returns of products. The Company's estimates of future returns takes into account the anticipated growth in revenue, the current level of distributor and retailer inventories of its products in relation to the seasonally adjusted rate of sell-through for each product, the impact of planned product releases on sales of previously released products, the proportion of sales attributable to new outlets of existing retailers and new channels, the effects of shifts in consumer preferences, and other factors. The Company from time to time lowers the wholesale price of selected products to stimulate sell-through to consumers. At such times, the Company has historically granted "price protection" to its distributors and retailers. The Company issues a credit for the difference in wholesale pricing multiplied by the number of units of the product that the retailer or distributor has in inventory on the date of the price change. The Company includes a reserve for expected future price protection credits as part of its reserve for returns. Broderbund monitors the volume of its sales to distributors and retailers to attempt to avoid over-stocking of its products by such customers. The Company maintains a stock balancing policy that allows distributors and retailers to return products according to negotiated terms or pursuant to any promotional terms that may be in effect and the Company accepts returns of defective, shelf-worn and damaged products at any time in accordance with negotiated terms. Product returns that differ from the Company's reserves could affect the Company's operating results. Additionally, the Company believes that higher than normal returns may be experienced whenever significant shifts occur within the distribution channel and whenever significant shifts occur with respect to consumer preferences for new technologies.

     Broderbund  also  promotes its products  directly to  consumers.  Marketing activities include direct mailings of catalogs, brochures, in-store demonstrations and presentations to computer user groups, advertising in computer publications and the circulation of newsletters to specific audiences, as well as promotional and marketing efforts conducted via the Internet. As the Company increases its product offering in the entertainment category, the Company has significantly increased the amount that it spends on consumer advertising, thus adversely affecting the Company's profit margin if there is no corresponding significant increase in revenues generated by those products. The entertainment sector in particular is characterized by significant marketing, promotional and advertising expenditures, and there can be no assurance that a strategy to increase marketing and promotional activities will be successful, or that the revenues generated by the affected products will offset the increased marketing and promotional expenditures. Also, particularly in the entertainment sector, the Company has spent and expects to continue spending significant amounts on marketing, promotional and advertising well in advance of a product's commercial release. Therefore, substantial marketing expenses have and will continue to increase the Company's operating costs well before any revenues are derived from the product. Further, the Company expects to increase significantly its direct-to-consumer marketing, via direct mailings to customers and outbound calls, among other things. Such marketing efforts can be extremely costly, and there can be no assurance that these activities will be cost-effective. The Company maintains a substantial mailing list currently comprising over eight million users of the Company's products.

     As part of its efforts to increase the exposure of the Company's evergreen products to the consumer, the Company purchased Parsons Technology from Intuit Inc. in August of 1997. Parsons Technology specializes in developing and marketing productivity software and in selling such software directly to the consumer through mail, telemarketing and the Internet. In addition, the Company has increased its direct-to-consumer Internet marketing and promotional programs including product-dedicated web sites to generate pre-product launch awareness, on-line promotions, news group seedings and electronic commerce capabilities.

     The Company's national retail sales staff covers the United States and Canada and operates in California, Illinois, Maryland, Massachusetts, Ohio, Pennsylvania, Texas and Ontario, Canada. The Company's subsidiary in the United Kingdom markets and distributes localized versions of the Company's products to the major European markets. In addition, the Company has distribution arrangements in Australia, Southeast Asia and Japan. The Company's international distributor agreements in Asia generally grant the exclusive right to distribute the Company's products in specific geographic territories. In some cases, the distributor purchases finished goods from the Company for resale. In other cases, the distributor develops a foreign language version and pays the Company a royalty on sales of such products. In fiscal 1997, international sales accounted for approximately 11% of the Company's net revenues.

     The Company has a separate education division to focus on sales to schools. The Company believes that sales to this market are an important element in its overall success because schools often introduce children to Broderbund's products.

Competition

     The consumer software industry is intensely and increasingly competitive. During fiscal year 1997 the Company experienced intense product-specific competition in multiple product categories, including the Company's largest revenue-generating product, The Print Shop product. The Company expects that existing consumer software companies can be expected to broaden their product lines and to increase their focus to compete more directly with its products. Moreover, large corporations with substantial bases of intellectual property content in the motion picture, toy and media industries and/or substantial financial resources without the need for immediate profit or return, have increasingly entered or announced their intention to enter the market for consumer software and/or their activities on the Internet. Certain of the Company's existing and future competitors have greater financial, technical, marketing, sales and customer support resources than Broderbund. There can be no assurance that the Company will compete successfully in the future.

     Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. The Company believes that the principal competitive factors in the consumer software industry include brand name recognition, strength in distribution channels, product features and quality, reliability and ease-of-use, quality of support services and price. The Company believes that its products compete most favorably with respect to product features and quality, reliability and ease-of-use, brand name recognition and strength in distribution channels and, to a lesser extent, with quality of support services and price. The Company also believes that the increased technical sophistication required in new consumer software products has caused the availability of significant financial resources to become a more important competitive factor. Broderbund believes that the competitive environment has increased pressure to reduce the prices of its products which would reduce profit margins. In response to such competitive pressures, the Company has reduced the price of some of its products, including its best selling series, The Print Shop, and there can be no assurance that product prices will not continue to decline or that the Company will not respond to such declines with additional product price reductions. Prolonged price competition would have a material adverse effect on the Company's operating results.

International Sales and Expansion

     Over the last year and one-half the Company has taken several steps to enhance its presence in international markets, including the Company's establishment of a wholly-owned subsidiary in the United Kingdom in 1995 and an increase in the number of international and localized products developed by the Company. As a result, international revenues amounted to approximately 11% of net revenue for fiscal 1997. There can be no assurance that international sales of products will continue at the rate experienced during fiscal 1997, or that other difficulties, including the timely and successful launch of foreign products, will not be encountered in the future. In addition, international sales are subject to inherent risks, including unexpected regulatory requirements, tariffs and other barriers, difficulties managing foreign operations, currency fluctuations and difficulty in collection of accounts receivable.

Proprietary Rights

     Generally, the Company does not have signed license agreements with the end users of its products and does not copy-protect its software; rather, it relies on the copyright laws to prevent unauthorized distribution of its software. The Company also relies on a combination of trade secret, patent and trademark laws and nondisclosure agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information it regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. The Company supports industry anti-piracy efforts to police the unauthorized use of software and obtains limited assistance from U.S. Customs and various foreign customs and police authorities. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to its technologies. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect products and intellectual property rights to the same extent as the laws of the United States.

Internet Opportunities and Strategies

     The Company believes that the proliferation of on-line networks and the Internet has created new opportunities for the consumer software industry, including opportunities for the Company to strengthen customer relationships, direct marketing, promotion and distribution, broaden its reach to new customers, add value to existing products and to develop new products and markets. Broderbund has initiated steps to take advantage of these opportunities, including the expansion of its on-line web site presence, infrastructure and capabilities, including electronic commerce capablilites, incorporating on-line functionality into existing products, such as The Print Shop, Carmen Sandiego, Family Tree Maker, 3D Home Architect products and Warlords III: Reign of Heroes, and continued development of, and investment in, new Internet centric businesses and products, including multi-user entertainment products (Warlords III: Reign of Heroes and the Red Orb Zone, on-line gaming website). The Company has incurred, and expects to incur significant additional costs in connection with its Internet infrastructure, including costs associated with the acquisition of hardware and software necessary to allow for on-line commerce and multi-user games. Although the Company expects that these platforms and technologies will be an integral element of its overall business, there can be no assurance that the Company's Internet strategies will be successful, or that the costs and investments will provide adequate, or any, returns.

Product Concentration

     During fiscal 1997, approximately 56%, 13% and 27% of the Company's net revenues were derived from sales of productivity, entertainment and education products, respectively. Within the productivity category, the Print Shop product line was approximately 23% of the Company's total net revenue. Within the entertainment category, Myst was approximately 10% of the Company's total net revenue. Within the education category, the Living Books product line was approximately 8% of the Company's total net revenue. These were the leading products from their respective categories and, with the exception of Myst, are expected to continue to account for a material percentage of net revenues in fiscal 1998 and thereafter. There can be no assurance that sales levels of any of these families of products will increase or be sustained, especially in the light of increased competition in the market place. The failure of new products in these families to achieve market acceptance, or an overall decline in sales of any one or more of the products in these families, could have a material adverse effect on the Company's financial condition and operating results.

Acquisitions, Investments and Joint Ventures

     The Company believes that its future success and growth will depend in part on its ability to identify, acquire and integrate technologies, content products and/or businesses as evidenced by the purchase of Parsons Technology in fiscal 1997. The Company continues to actively explore additional product-driven, distribution-driven and technology-driven acquisition, investment, and joint venture opportunities consistent with Broderbund's overall product and publishing strategies. In the past these opportunities have included acquisitions of external technologies, content products and businesses, investments in shared technologies and various start-up Internet businesses, and joint ventures. There can be no assurance that the Company will be successful in identifying suitable opportunities, or if identified, there can be no assurance that the Company will be successful in completing, or integrating, the acquired properties, investments or joint ventures.

Fluctuations in Results and Stock Price

     The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including but not limited to, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, the rate of growth of the consumer software market, fluctuations in consumer demand, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, the ability to timely manufacture and ship products in response to fluctuating demand, and changes or disruptions in the consumer software distribution channels and the successful acquisition and integration of new business, products or technologies. As a result of these and other factors, the Company's results in any given period are inherently difficult to predict.

     In the event that the Company should experience a shortfall in sales in a given fiscal quarter, the Company does not expect that it would be able to reduce its operating expenses quickly enough to prevent a decline in profit margins, or, as happened in the fourth quarter of fiscal year 1997, to prevent a loss. As a result, a shortfall in sales in any given period may have an exaggerated effect on the Company's earnings for that period. Because the Company's stock trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings or a change in analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. There can be no assurance that the Company's stock price will remain at or near its current level. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

Seasonality

     The Company's business has generally been highly seasonal, with net revenues and operating income generally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. The Company believes that the market conditions which resulted in the year-over-year decline in profitability experienced in fiscal 1997 could continue. Without growth in net revenues in any particular quarter, the Company's increasing operating expenses would cause net income to decline when compared to the same period in the previous year.

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

Employees

     As of August 31, 1997, the Company had 1,129 employees, including 366 in product development, 380 in sales, marketing and customer service, 200 in manufacturing and shipping and 183 in administration and finance. The Company's future success depends in large part on the continued service of its key technical and senior management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Competition for such employees is intense, and the loss of the services of key personnel could have a material adverse effect upon the Company's current operations and on new product development efforts. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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


Item 2. PROPERTIES

     The Company owns 15 acres of land and related buildings in Hiawatha, Iowa. The buildings total 150,000 square feet.

     The Company leases approximately 108,000 square feet of office space in Marin County, California, approximately 134,000 square feet of manufacturing and warehouse space in Sonoma County, California, approximately 15,000 square feet of office space in Alameda County, California, approximately 11,000 square feet of office space in Santa Clara County, California and 1,500 square feet of office space in Provo, Utah. The Company also leases approximately 59,000 square feet in Cedar Rapids, Iowa which it subleases. Broderbund leases approximately 4,100 square feet of office space for its European subsidiary in the United Kingdom, and leases office space for sales representatives in the United States. The Company expects that its office, manufacturing and warehouse space will be sufficient for its needs through fiscal 1998.


Item 3. LEGAL PROCEEDINGS

     The Company is subject to various pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended August 31, 1997.

Executive Officers of the Registrant

     The executive officers of the Company, who are appointed by and serve at the discretion of the Company's Board of Directors, are as follows:

     Name                      Age               Position with Company
     ----                      ---               ---------------------

     Joseph P. Durrett         52       Chief Executive Officer and Director

     William M. McDonagh       41       President, Chief Operating Officer and
                                          Director

     Thomas L. Marcus          44       Vice President, Business Development,
                                          General Counsel and Secretary

     Daniel J. Steever.        39       General Manager and Group Vice President

     J. Mark Hattendorf        47       Vice President, Finance and Chief
                                          Financial Officer

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

     Mr. Steever joined the Company in June 1997 as General Manager and Group Vice President. In his role, Mr. Steever oversees North American retail sales and the Parsons division. He had previously served as President and Chief Executive Officer of Marketing Force, Inc. from 1994 to 1996 and Regional Vice President/General Manager at ADVO, Inc. west coast region from 1992 to 1994 and northeastern region from 1990 to 1992. Mr. Steever received a B.S.M.E. from the University of Virginia.

     Mr. Hattendorf has recently joined the Company as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Hattendorf served as Executive Vice President, Chief Financial Officer of Acclaim Entertainment, Inc. from June 1996 to November 1997, as Vice President-Administration and Chief Financial Officer of Prodigy Services Company from October 1995 to June 1996, as Senior Vice President and Chief Financial Officer of Herbalife International, Inc. from September 1993 to October 1995 and as a financial and general management consultant to various entertainment, real estate and financial service organizations from May 1991 to September 1993. Mr. Hattendorf, a certified public accountant, received a B.S. and M.B.A. from the Loyola Marymount University of Los Angeles.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

Common Stock Trading

     The Company's common stock is traded on the NASDAQ National Market System under the symbol BROD. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ:

          Fiscal 1997                   High               Low

First Quarter                          $30.63             $22.38
Second Quarter                          35.13              29.00
Third Quarter                           30.88              18.38
Fourth Quarter                          29.50              21.50


          Fiscal 1996                   High               Low

First Quarter                          $76.88             $53.50
Second Quarter                          64.75              43.13
Third Quarter                           48.75              37.00
Fourth Quarter                          44.00              28.50


     The Company has not paid cash dividends and has no present plans to do so. There were 432 stockholders of record on August 31, 1997, excluding stockholders whose stock is held in nominee or street name by brokers.

Item 6.  SELECTED FIVE-YEAR FINANCIAL DATA

                                                          Years ended August 31,
                                          1997         1996        1995        1994        1993
                                       -----------------------------------------------------------
                                                  (In thousands, except per share data)
Statement of Operations Data
Net revenues                           $ 190,787    $ 186,207   $ 171,594   $ 111,774    $  95,583
Cost of revenues                          65,056       58,259      60,997      40,589       39,119
Amortization of purchased technology       5,427          645          95        --           --
                                       -----------------------------------------------------------
     Gross margin                        120,304      127,303     110,502      71,185       56,464
                                       -----------------------------------------------------------
Operating expenses:
   Sales and marketing                    57,311       34,381      25,143      18,621       15,051
   Research and development               43,670       29,244      22,784      16,016       13,671
   General and administrative             13,603       11,256      11,085       7,500        7,112
   Charge for acquired in-process
       technology                         29,297        8,009        --          --           --
 Restructuring charges                     1,986         --          --          --           --
                                       -----------------------------------------------------------
     Total operating expenses            145,867       82,890      59,012      42,137       35,834
                                       -----------------------------------------------------------
Income (loss) from operations            (25,563)      44,413      51,490      29,048       20,630

Interest and dividend income, net          5,556        6,499       6,364       1,791        1,295
Equity in earnings (loss) of joint
  venture                                   (603)         217       3,886        --           --
Terminated merger fees, net                 --         15,464        --       (11,000)        --
                                       -----------------------------------------------------------
Income (loss) before income taxes        (20,610)      66,593      61,740      19,839       21,925
Provision (benefit) for income taxes      (7,128)      29,816      25,553       8,778        8,297
                                       -----------------------------------------------------------
Net income (loss)                      $ (13,482)   $  36,777   $  36,187   $  11,061    $  13,628
                                       ===========================================================
Net income (loss) per share            $   (0.65)   $    1.71   $    1.72   $    0.55    $    0.68
                                       ===========================================================
Shares used in computing per share
  data                                    20,686       21,509      21,037      20,145       20,006
                                       ===========================================================
Balance Sheet Data
  at August 31
Cash and short-term investments        $  94,078      150,893   $ 126,547   $  75,000    $  54,316
Working capital                           98,935      142,493     119,894      73,005       54,770
Total assets                             186,603      200,432     161,551      97,651       77,229
Stockholders' equity                     148,082      165,548     128,882      80,179       62,010

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

NET REVENUES

--------------------------------------------------------------------------------
(In thousands)              1997     Change        1996     Change         1995
--------------------------------------------------------------------------------
Net revenues            $190,787         2%    $186,207         9%     $171,594
--------------------------------------------------------------------------------

     The Company derives revenue from products which are published by Broderbund (published products) and products from other software publishers which are distributed by Broderbund (affiliated label products). The Company sells its products in North America primarily through retailers and distributors as well as directly to consumers. The Company's international sales, representing 11%, 11% and less than 10% of revenues in fiscal 1997, 1996 and 1995, respectively, are derived from a subsidiary in the United Kingdom, as well as licensing arrangements with foreign distributors.

     The top selling products during fiscal 1997 were from products in The Print Shop family and the Family Tree Maker line and from Myst. Each of these products are encountering increased competition as existing consumer software companies broaden their product lines and/or increase their focus to compete more directly with the Company's products. During fiscal 1997, the Company released 46 new titles in both the published and affiliated label areas, as compared to 42 and 36 new titles in fiscal 1996 and 1995, respectively.

     Revenue growth rates from the Company's major product families fluctuate from year to year, depending on the timing of new product releases or acquisition of new products or product lines, comparable growth in the prior year, and changes in consumer demand. The productivity product line showed the highest growth rate, approximately 26% year over year in fiscal 1997 compared to 30% in fiscal 1996. Growth in this product line was primarily due to the purchase of T/Maker Company in the last month of fiscal 1996 (i.e., increases in sales of products in the Click Art product line) and increases in sales in the Family Tree Maker line. The education line of products decreased approximately 8% in fiscal 1997 as compared to a 13% increase in fiscal 1996 due mainly to the decline in sales for Carmen Sandiego and Early Learning titles; these figures include Living Books' results for both fiscal years. The entertainment category decreased in fiscal 1997 by 31% compared to a decrease of 15% in fiscal 1996. This was primarily due to a significant decline in Myst revenue which was only slightly offset by the release of The Last Express and Warlords III: Reign of Heroes in fiscal year 1997. Net revenues from the affiliated label products declined 24% and 9% in fiscal 1997 and 1996, respectively, due to the Company's decision to reduce the number of affiliated label products offered.

     Overall, the 2% increase in net revenues in fiscal year 1997 over 1996 was due to new product releases, the expansion of the Company's overall product offerings as a result of new business acquisitions, as well as growth in the Company's direct-to-consumer business of more than 50% over fiscal year 1996. The 9% increase in net revenues during fiscal 1996 as compared to fiscal 1995 resulted primarily from the revenue generated by Family Tree Maker products for a full twelve months in fiscal 1996 versus only five months in fiscal 1995. Also contributing to the growth in fiscal 1996 was the release of new products.

COST OF REVENUES

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change       1995
--------------------------------------------------------------------------------

Cost of revenues               $65,056       12%    $58,259       (4%)   $60,997
Percentage of net revenues         34%                  31%                  36%

Amortization of purchased
  technology                    $5,427      741%       $645      579%        $95
Percentage of net revenues          3%                   0%                   0%
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

     Cost of revenues increased in fiscal 1997 and decreased in fiscal 1996 as a percentage of net revenues when compared to the respective previous fiscal year. The increase in fiscal 1997 was primarily due to the increase in business with mass-merchant retailers, and the increasingly competitive nature of that distribution channel, which resulted in increases in returns, as well as costs incurred for pricing allowances and price protection programs. Lower average selling prices also raised cost of revenues as a percentage of revenues in fiscal 1997. The decrease in fiscal 1996 was primarily due to changes in the mix between sales of published products and sales from affiliated label companies and to a decrease in royalties paid to outside developers. Lower margin affiliated label revenues represented 15% of net revenue in fiscal 1996 compared to 18% in fiscal 1995.

     Amortization of purchased technology of $5.4 million in fiscal 1997 represents a portion of the excess purchase price related to the value of technology purchased which will have a benefit to the Company in future periods, which the Company has estimated to be a three year period from time of acquisition.

OPERATING EXPENSES

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change       1995
--------------------------------------------------------------------------------
Sales and marketing            $57,311       67%    $34,381       37%    $25,143
Percentage of net revenues         30%                  18%                  15%

Research and development       $43,670       49%    $29,244       28%    $22,784
Percentage of net revenues         23%                  16%                  13%

General and administrative     $13,603       21%    $11,256        2%    $11,085
Percentage of net revenues          7%                   6%                   6%

Charge for acquired in-
  process technology           $29,297      266%    $ 8,009        --         --

Percentage of net revenues         15%                   4%                   --

Restructuring charges          $ 1,986        --         --        --         --
Percentage of net revenues          1%                   --                   --
--------------------------------------------------------------------------------

     All operating expenses showed significant increases in fiscal 1997 as compared to fiscal 1996 because of the impact of acquisitions (T/Maker, Living Books and Parsons Technology) on the Company's cost base.

     Sales and marketing expenses increased in fiscal 1997 from fiscal 1996 primarily due to an increased emphasis on advertising and promotions and other sales and marketing programs, including direct-to-consumer marketing, as well as a higher level of staffing to support the additional programs, and in particular, the Company's launch of its new entertainment titles with increased marketing efforts. Sales and marketing expenses also included the costs from Living Books for eight months of fiscal 1997, subsequent to the completion of the acquisition of Random House's 50% share in the joint venture. Sales and marketing expenses increased in fiscal 1996, as compared to fiscal 1995, primarily due to promotional efforts and additional staffing levels associated with new product releases, special marketing programs for certain products and costs associated with direct sales to customers.

     Research and development expenses increased in fiscal 1997 as compared to fiscal 1996 primarily as a result of the increased number of new title releases, expansion of the Company's development staff as part of its continued focus on new product development and the publishing of more technologically sophisticated multimedia products. In addition, the Company reserved $5.2 million for royalty advances in fiscal 1997. Also, subsequent to January 1997, research and development expenses include the costs for Living Books. The increase in research and development expenses in fiscal 1996 as compared to fiscal 1995 was due primarily to the investment in staffing and the publishing of more technologically sophisticated, easy to use and content rich multimedia products.

     General and administrative costs increased for fiscal 1997 as compared to fiscal 1996 as a result of increased headcount and office space as a result of acquisitions. General and administrative costs for fiscal 1996 and 1995 were relatively constant as a percentage of net revenues as an effort was made to maintain expense levels consistent with the prior years.

     The charge for acquired in-process technology of $29.3 million for fiscal 1997 represents a portion of the excess purchase price related to acquisitions made by the Company during the fiscal year including Parsons Technology and Living Books. This charge is made at the time of the acquisition.

     Consistent with the Company's test for internally developed software, for each of these acquisitions the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of approximately $2.0 million in fiscal year 1997. Included in the restructuring charges is approximately $1.2 million for employee severance related to certain restructuring programs. The remaining balance of approximately $0.8 million was due to exit costs related to these restructuring programs (see Note 11, Restructuring Charges, for additional details).

NONOPERATING INCOME AND EXPENSES

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change       1995
--------------------------------------------------------------------------------
Interest and dividend
  income, net                   $5,556     (15)%    $ 6,499        2%     $6,364
Percentage of net revenues          3%                   3%                   4%

Equity in earnings of joint
  venture                       $ (603)   (378)%    $   217     (94)%     $3,886
Percentage of net revenues          0%                   0%                   2%

Terminated merger fees, net         --    (100)%    $15,464      100%         --
Percentage of net revenues          --                   8%                   --
----------------------------------------------- ------------ -------------------

     Investment income decreased in fiscal 1997 as compared to fiscal 1996 due to a decrease in the Company's cash balances primarily related to the purchase of Random House's 50% interest in the Living Books joint venture, the purchase of Parsons Technology and the purchase of the Company's common stock in the open market. Investment income increased in fiscal 1996 as compared to fiscal 1995 due to higher average invested cash balances.

     In fiscal 1997, the contribution from the Company's 50% equity interest in Living Books, a joint venture between the Company and Random House, decreased from fiscal 1996 because of declining unit sales and pricing pressure. In fiscal 1996, the contribution from the Company's 50% equity interest in Living Books decreased from fiscal 1995 due primarily to the decline in net revenues of Living Books products, as well as an increase in operating expenses reflecting higher marketing and development costs.

     In December 1995, Broderbund and The Learning Company terminated an agreement to merge and Broderbund recognized a gain from the break-up fee paid by The Learning Company.

PROVISION FOR INCOME TAXES

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change       1995
--------------------------------------------------------------------------------
Provision (benefit) for
  income taxes                 $(7,128)   (124)%    $29,816       17%    $25,553
Effective income tax rate      (34.6)%                44.8%                41.4%
--------------------------------------------------------------------------------

     The Company's  effective income tax rate, as a percentage of pre-tax income
(loss), decreased in fiscal 1997 due to the nondeductible one time charges related to acquisitions of in-process research and development during the year. The Company's effective income tax rate increased in fiscal 1996 as compared to fiscal 1995 as the charge for acquired in-process technology resulting from the acquisition of T/Maker Company did not provide any tax benefit for fiscal 1996. A more complete analysis of the differences between the federal statutory and the Company's effective income tax rates is presented in Note 6 to the consolidated financial statements.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change       1995
--------------------------------------------------------------------------------
Net income (loss)            $(13,482)    (137)%    $36,777        2%    $36,187
Percentage of net revenues        (7)%                  20%                  21%

Net income (loss) per share  $  (0.65)              $  1.71              $  1.72
--------------------------------------------------------------------------------

     For fiscal 1997, net loss was $13.5 million or $0.65 per share. Excluding the one-time charges resulting from the charge for acquired in-process technology, royalty advance charges and restructuring costs the Company would have recognized net income of $9.8 million or $0.46 per share. For fiscal 1996, net income was $36.8 million or $1.71 per share. Exclusive of the one-time charge from the acquisition of T/Maker Company and of a one-time gain relating to a terminated merger, net income for fiscal 1996 would have been $35.9 million or $1.67 per share.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
(In thousands)                    1997    Change       1996    Change      1995
--------------------------------------------------------------------------------
Cash and short-term
  investments                  $94,078     (38)%   $150,893       19%   $126,547
Working capital                $98,935     (31)%   $142,493       19%   $119,894
Net cash provided by
  operating activities         $ 9,293     (82)%   $ 50,516       24%   $ 40,622
--------------------------------------------------------------------------------

     At August 31, 1997, cash and short-term investments decreased to $94.1 million from $150.9 million at August 31, 1996. The decrease in cash and short-term investments was due primarily to a decline in cash provided by operating activities from $50.5 million in fiscal 1996 to $9.3 million in fiscal 1997, cash used to purchase Parsons Technology and Random House's 50% interest in the Living Books joint venture, as well as the purchase of 500,000 shares of the Company's common stock in the open market during fiscal year 1997. At August 31, 1997, accounts receivable, net of allowances of $27.5 million, increased $12.1 million to $18.0 million. At August 31, 1996, cash and short-term investments increased to $150.9 million from $126.5 million in fiscal 1995. In fiscal 1996, cash and short-term investments were provided by operating activities and the receipt of a terminated merger break-up fee, partially offset by the use of cash to purchase T/Maker Company, acquire a minority interest in Live Picture, Inc. and repurchase shares of the Company's common stock. At August 31, 1996, accounts receivable, net of allowances of $27.6 million, decreased $1.9 million to $6.0 million.

     At this time, the Company is not committed to incur any significant capital expenditures in fiscal 1998.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially and/or adversely are discussed elsewhere in this Form 10-K.

FLUCTUATIONS IN PERFORMANCE AND OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including but not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, and changes or disruptions in the consumer software distribution channels and the successful acquisition and integration of new businesses, products and technologies.

     The Company's business has generally been highly seasonal, with net revenues and operating income normally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. The Company also believes that the market conditions which resulted in the year-over-year decline in profitability experienced in fiscal 1997 may continue in future periods. The Company has adjusted its sales and marketing strategy in an effort to increase prices on several products, and increase net revenues while maintaining unit volume and market share achieved during fiscal 1997 when prices on such products were lowered. However, there can be no assurance that the Company will be successful in implementing the strategy, or that, if successfully implemented, such strategy will be effective or will generate or sustain revenue growth, unit volume or market share in the future. In addition to seasonal and product pricing factors, the Company anticipates that its results for fiscal 1998 will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors. Products are generally shipped as orders are received, therefore sales and operating results depend on the volume and timing of orders received during the fiscal year, which are difficult to predict. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during fiscal 1997, the price per share of the Company's common stock ranged from $18.38 to $35.13 and in fiscal 1996 ranged from $28.50 to $76.88.

INDUSTRY AND COMPETITION

     Data indicates that there has been an overall slowdown in the growth of end user demand for consumer software for calendar year 1996 and for the majority of calendar year 1997 when compared to the same periods in prior years. There can be no assurance that such demand will not continue to slow or decline. If such results persist, the Company's future growth in net revenues could be adversely affected. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited shelf space. As discussed above and in prior filings, the Company decreased prices on a number of its products in order to increase market share, including its best-selling series, The Print Shop, as well as Myst, which placed negative pressure on net revenues and gross margins. Although the Company is attempting to increase prices on certain products, there can be no assurance that its attempts will be successful or that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner.

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

PRODUCTS AND PLATFORMS

     The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The
Company's increased focus and commitment towards the development and introduction of entertainment titles increases the risk associated with the development and marketing of products and their market acceptance since the entertainment sector is more hit-driven, and with titles generally having a relatively shorter life-cycle. Further, the substantial year-over-year decline in Myst revenues was not fully replaced, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will be replaced in a timely manner. The Myst sequel product, Riven: The Sequel to Myst, was released in the first quarter of fiscal 1998, but there can be no assurance that it will achieve widespread market acceptance.

     The Company believes that electronic or Internet products and services will become an increasingly important platform and distribution media. Although the Company has initiated steps, at significant costs, to take advantage of opportunities created by the Internet and on-line networks there can be no assurance that the Company's Internet strategy will be successful, or that the costs and investments will provide adequate, or any, returns. The Company's failure to timely and successfully adapt to and utilize such technologies and media could materially and adversely affect its competitive position and its financial results. In addition, the Company believes that potential customers for its software are spending increasing amounts of time online, and therefore may be less likely to purchase the Company's (and its competitors) software. Just as the Company competes with other forms of entertainment (e.g., books, television), the Company now competes with the Internet.

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

     Sales to a limited number of distributors and retailers have constituted and are expected to continue to constitute a substantial amount of the Company's revenues. Arrangements with these accounts generally may be terminated at any time by the distributor or retailer. The loss of, a significant reduction in sales to or inability to collect receivables from, or any other adverse change in the Company's relationship with, any of the Company's principal resellers or accounts sold through such resellers could materially adversely affect the Company's results of operations. In addition, sales of the Company's products are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company's retailers and distributors compete in a volatile industry and are subject to the risk of bankruptcy or other business failure, and certain distributors and retailers have experienced difficulties. Although the Company maintains a reserve for uncollectible receivables which it believes is adequate, there can be no assurance that its reserve will prove to be sufficient or that the difficulties for these or additional distributors and retailers will not continue, which could have an adverse effect on the operating results and financial condition of the Company.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Broderbund Software, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of  Broderbund
Software, Inc. as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broderbund Software, Inc. at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                Ernst & Young LLP

San Francisco, California
October 3, 1997

                            Broderbund Software, Inc.

                           Consolidated Balance Sheets

                                                                               August 31,
                                                                            1997       1996
                                                                          -------------------
                                                                             (In thousands
                                                                          except share data),
Assets
Current assets:
  Cash and short-term investments                                         $ 94,078   $150,893
  Accounts receivable, net of allowances of $27,452
    in 1997 and $27,611 in 1996                                             18,047      5,956
  Inventories                                                                4,527      3,140
  Deferred income taxes                                                     14,975     15,057
  Other current assets                                                       3,799        869
                                                                          -------------------
Total current assets                                                       135,426    175,915
                                                                          -------------------
Property and equipment, net                                                 18,664      7,014
Purchased technology and other intangibles                                  20,308     13,090
Deferred income taxes                                                       11,002       --
Investments in affiliates                                                     --        4,053
Other assets                                                                 1,203        360
                                                                          -------------------
Total assets                                                              $186,603   $200,432
                                                                          ===================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                        $  8,928   $  4,442
  Accrued liabilities                                                       24,567     25,149
  Other current liabilities                                                  2,996      3,831
                                                                          -------------------
Total current liabilities                                                   36,491     33,422
                                                                          -------------------
Deferred income taxes                                                         --        1,462
Other liabilities                                                            2,030       --
Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 120,000,000 shares;
  issued and outstanding 20,768,132 and 20,670,060 shares, respectively     27,422     31,383
  Retained earnings                                                        120,660    134,165
                                                                          -------------------
Total stockholders' equity                                                 148,082    165,548
                                                                          -------------------
Total liabilities and stockholders' equity                                $186,603   $200,432
                                                                          ===================

See accompanying notes.

                            Broderbund Software, Inc.

                      Consolidated Statements of Operations

                                                      Years ended August 31,
                                               ----------------------------------
                                                  1997         1996        1995
                                               ----------------------------------
                                              (In thousands, except per share data)
Net revenues                                   $ 190,787    $ 186,207   $ 171,594
Cost of revenues                                  65,056       58,259      60,997
Amortization of purchased technology               5,427          645          95
                                               ----------------------------------
     Gross margin                                120,304      127,303     110,502
                                               ----------------------------------

Operating expenses:
   Sales and marketing                            57,311       34,381      25,143
   Research and development                       43,670       29,244      22,784
   General and administrative                     13,603       11,256      11,085
   Charge for acquired in-process technology      29,297        8,009        --
   Restructuring charges                           1,986         --          --
                                               ----------------------------------
     Total operating expenses                    145,867       82,890      59,012
                                               ----------------------------------

Income (loss) from operations                    (25,563)      44,413      51,490
Interest and dividend income, net                  5,556        6,499       6,364
Equity in earnings (loss) of joint venture          (603)         217       3,886
Terminated merger fees, net                         --         15,464        --
                                               ----------------------------------

Income (loss) before income taxes                (20,610)      66,593      61,740

Provision (benefit) for income taxes              (7,128)      29,816      25,553
                                               ----------------------------------

Net income (loss)                              $ (13,482)   $  36,777   $  36,187
                                               ==================================

Net income (loss) per share                    $   (0.65)   $    1.71   $    1.72
                                               ==================================

Shares used in computing per share data           20,686       21,509      21,037
                                               ==================================

See accompanying notes.

                                         Broderbund Software, Inc.

                              Consolidated Statements of Stockholders' Equity

                                                             Common Stock                          Total
                                                        ---------------------      Retained     Stockholders'
                                                        Shares       Amount        Earnings        Equity
                                                        ---------------------------------------------------
                                                                          (In thousands)
Balances at August 31, 1994                             19,624      $  20,321      $  59,858      $  80,179
   Exercise of stock options                               388          4,069           --            4,069
   Tax benefits relating to stock options                 --            6,213           --            6,213
   Adjustment for effect of pooling-of-interests
     on prior periods                                      607            537          1,688          2,225
   Foreign currency translation adjustment                --             --              (20)           (20)
   Unrealized gain on short-term investments              --             --               29             29
   Net income                                             --             --           36,187         36,187
                                                        ---------------------------------------------------
Balances at August 31, 1995                             20,619         31,140         97,742        128,882
   Exercise of stock options                               151          2,128           --            2,128
   Tax benefits relating to stock options                 --            1,548           --            1,548
   Repurchase of common stock                             (100)        (3,433)          --           (3,433)
   Foreign currency translation adjustment                --             --              (78)           (78)
   Unrealized loss on short-term investments              --             --             (276)          (276)
   Net income                                             --             --           36,777         36,777
                                                        ---------------------------------------------------
Balances at August 31, 1996                             20,670         31,383        134,165        165,548
   Exercise of stock options                               135          1,833           --            1,833
   Tax benefits relating to stock options                 --              568           --              568
   Repurchase of common stock                             (500)       (14,574)          --          (14,574)
   Purchase of Living Books                                419          7,321           --            7,321
   Shares issued under employee stock purchase
     plan                                                   44            891           --              891
   Foreign currency translation adjustment                --             --             (588)          (588)
   Unrealized gain on short-term investments              --             --              565            565
   Net loss                                               --             --          (13,482)       (13,482)
                                                        ---------------------------------------------------
Balances at August 31, 1997                             20,768      $  27,422      $ 120,660      $ 148,082
                                                        ===================================================

See accompanying notes

                                  Broderbund Software, Inc.

                            Consolidated Statements of Cash Flows

                                                                Years ended August 31,
                                                            1997         1996        1995
                                                         -----------------------------------
                                                                   (In thousands)
Operating activities
Net income (loss)                                        $ (13,482)   $  36,777    $  36,187
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Equity in (earnings) loss of joint venture                 603         (217)      (3,886)
    Depreciation and amortization                           11,151        3,164        2,258
    Deferred income taxes                                  (10,874)        (120)      (5,394)
    Charge for acquired in-process technology               29,297        8,009         --
    Write-off of purchased technology                         --           --          1,678
    Royalty advance reserve                                  5,192         --           --
    Changes in current assets and liabilities:
      Accounts receivable                                   (6,050)       1,924       (5,582)
      Inventories                                              111         (578)        (201)
      Other current assets                                  (1,957)         317         (429)
      Income taxes                                          (4,345)       9,453          669
      Accounts payable                                       2,874       (1,652)         438
      Accrued compensation                                  (2,361)      (2,268)       5,709
      Other accrued liabilities                               (866)      (4,293)       9,175
                                                         -----------------------------------
Net cash provided by operating activities                    9,293       50,516       40,622
                                                         -----------------------------------
Investing activities
Net additions to equipment and improvements                 (4,445)      (3,963)      (3,383)
Dividends received from joint venture                         --          1,000        2,500
Short-term investments                                     (42,096)     (17,702)      33,842
Business combinations, net of cash acquired                (44,414)     (21,020)        --
Investments in affiliates                                   (4,848)      (3,450)        --
Adjustment for effect of pooling-of-interests on prior
  periods                                                     --           --          2,225
Other                                                         (531)       1,374         (708)
                                                         -----------------------------------
Net cash provided (used) for investing activities          (96,334)     (43,761)      34,476
                                                         -----------------------------------
Financing activities
Exercise of stock options                                    1,833        2,128        4,069
Tax benefit from exercise of stock options                     568        1,548        6,213
Employee stock purchase plan                                   891         --           --
Repurchase of common stock                                 (14,574)      (3,433)        --
                                                         -----------------------------------
Net cash provided by (used) financing activities           (11,282)         243       10,282
                                                         -----------------------------------
Translation adjustment                                        (588)         (78)         (20)
                                                         -----------------------------------
Increase (decrease) in cash                                (98,911)       6,920       85,360
Cash and equivalents, beginning of year                    108,999      102,079       16,719
                                                         -----------------------------------
Cash and equivalents, end of year                           10,088      108,999      102,079
Short-term investments                                      83,990       41,894       24,468
                                                         -----------------------------------
Cash and short-term investments, end of year             $  94,078    $ 150,893    $ 126,547
                                                         ===================================
Supplemental disclosure of cash flow information
  Income tax payments, net                               $   7,617    $  18,857    $  24,168
                                                         ===================================
Interest payments                                        $      40    $      81    $      39
                                                         ===================================
Supplemental disclosure of non-cash investing and
  financing activities
Issuance of restricted stock for purchase of Living
Books                                                    $   7,321         --           --
                                                         ===================================

See accompanying notes.

                            Broderbund Software, Inc.

                   Notes to Consolidated Financial Statements

                         August 31, 1997, 1996, and 1995


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

     Investments in Affiliates

     Prior to January 1997, the Company and Random House, Inc. (collectively, the "Partners") participated in a joint venture to publish story-based multimedia software for children. The joint venture, Living Books, combined resources of these two publishers and was 50% owned by each. The Company's contribution to the joint venture consisted of the existing Living Books product line and the technology and people to produce more Living Books. Random House, Inc. contributed cash and access to its library of children's books and authors. The joint venture was responsible for all research and development, manufacturing and marketing costs associated with the Living Books products. The Partners were each distributing Living Books products through their respective distribution channels under an affiliated label arrangement. The Company had revenues of $8,817,000, $18,041,000 and $22,393,000 during fiscal 1997, 1996, and 1995, respectively, from distribution of Living Books products as an affiliated label product.

     Prior to January 1, 1997 the Company reported its share in earnings and losses of Living Books under the equity method of accounting. The Company's share was based on the partnership's most recent quarter end results, which were reported on a calendar year basis. The Company's equity (loss) in the earnings of the joint venture for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 amounted to $(603,000), $217,000 and $3,886,000, respectively. The Company received distributions from the joint venture during fiscal 1997 and 1996 of $0 and $1,000,000, respectively, which reduced the Company's investment in the joint venture.

     As of January 1, 1997, the Company purchased Random House's 50% share in this joint venture (see Note 2, Business Combinations). Results of Living Books after this date are reflected in the accompanying financial statements.

     The Company has minority interests in Live Picture, Inc., Babycenter, Inc., Classifieds 2000, Inc., Classified Project, Inc., Cyberian Outpost, Inc., E-Ticket, Inc., Index Stock Photography, Inc., Netcentives, Inc., Net
     Contents, Inc., Netplay, Inc. and N/Volve, Inc. These investments are recorded at cost and were fully reserved for on the August 31, 1997 Consolidated Balance Sheet in connection with the Company's restructuring (see Note 11, Restructuring Charges).

     Cash and Short-Term Investments

     Cash and cash equivalents consist of cash in banks and investments in highly liquid short-term instruments with original maturities of 90 days or less. Short-term investments consist principally of municipal bonds and U.S. government agency notes.

     The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. The Company has accounted for investments in debt securities as "available-for sale" pursuant to SFAS No. 115 and has recorded such investments at fair value with unrealized gains and losses reported as a component of stockholders' equity.

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

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from three to seven years for equipment and improvements and thirty years for buildings.

     Purchased Technology and Other Intangibles

     Purchased technology, net of amortization, at August 31, 1997, 1996 and 1995 of $20,308,000, $11,570,000 and $761,000, respectively, includes costs of obtaining product technology which are amortized using the straight line method over periods not exceeding three years. Management evaluates the future realization of purchased technology quarterly and writes down any amounts that management deems unlikely to be recovered through future products sales. Amortization expense for fiscal 1997, 1996, and 1995 was $5,427,000, $645,000 and $95,000, respectively. Certain amounts reported in prior years have been reclassified to conform with fiscal year 1997 presentation.

     Advances at August 31, 1996 of $1,520,000 represent prepayments of royalties made to independent software developers under development agreements. These advances were charged to cost of revenues at the contractual royalty rate based on actual net product sales. In the fourth quarter of fiscal year 1997 the Company has reserved for 100% of advances on the balance sheet, which resulted in a pretax charge of $5.2 million.

     Software Development Costs

     Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs were capitalized in fiscal 1997, 1996, or 1995 because the impact on the financial statements would not be material.

     Net Revenues

     Revenue from product sales is recognized upon shipment of product, net of allowances for returns, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." Net revenues from sales to one customer were 12%, 11% and 22% of total net revenues in fiscal 1997, 1996 and 1995, respectively. Net revenues from sales to a different customer were 11% and 13% of total net revenues in fiscal 1996 and 1995, respectively.

     Royalties

     Royalties are accrued based on net revenues, pursuant to contractual agreements with developers of software products published by the Company. Royalty costs, which are included in cost of revenues, were $10,933,000, $11,999,000 and $13,424,000 in fiscal 1997, 1996 and 1995, respectively.

     Advertising Costs

     The Company charges advertising costs to sales and marketing expense as incurred. Advertising costs were $16,139,000, $6,383,000 and $3,025,000 in fiscal 1997, 1996 and 1995, respectively. Printing and postage related to direct mail offers are expensed over the life of the mailing, not to exceed 90 days and are included in Other current assets on the balance sheet at August 31, 1997.

     Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is its local currency. Assets and liabilities of this operation are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated in U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.

     Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Such amounts were not material in fiscal 1997, 1996 or 1995.

     Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") effective for the fiscal year ended August 31, 1997. SFAS 121 requires that impairment losses be recorded on long-lived assets and certain identifiable intangibles when indicators of impairment are present and the undiscounted cash flows estimated by those assets are less than the assets' carrying amounts. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. As such, the Company has continued to measure compensation expense using the intrinsic value based method for stock-based employee compensation plans and has provided pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted (see Note 7, Stockholders' Equity).

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for periods ending after December 15, 1997, for all entities with complex capital structures. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on the Company's primary or fully diluted earnings (loss) per share for the year ended August 31, 1997 because the Company incurred a loss for the period. The impact is expected to result in an increase in primary earnings per share for the year ended August 31, 1996 of $0.07 per share and no change to fully diluted earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. The Company will adopt SFAS No. 130 effective September 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No. 131 effective September 1, 1998.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for doubtful accounts, product returns and price protection, and estimates regarding the recoverability of inventories. Actual results could differ from those estimates.

     Net Income (Loss) Per Share

     Net income (loss) per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. There are no significant differences between primary and fully diluted earnings per share

     Reclassifications

     Certain amounts reported in prior years have been reclassified to conform to the fiscal 1997 presentation.


2.   Business Combinations

     Parsons Technology

     On August 6, 1997, the Company acquired Parsons Technology from Intuit Inc. Parsons Technology is a leading direct-to-consumer marketing organization and has an experienced product development group. The acquisition has been accounted for under the purchase method, and had an aggregate purchase price of approximately $31,000,000 in cash, including acquisition costs. Approximately $10,000,000 of the excess of the purchase price over the fair value of the net tangible assets acquired was allocated to in-process research and development and approximately $9,311,000 to purchased technology and other intangible assets. The amount allocated to in-process research and development was charged to operations at the time of acquisition. The purchased technology and other intangible assets are being amortized over three years from the date of acquisition. The operating results of Parsons Technology, which were not material in relation to those of the Company, have been included in the consolidated financial statements for the period subsequent to the date of acquisition.

     Living Books

     As of January 1, 1997, the Company acquired the remaining 50% interest in the Living Books joint venture. The acquisition was accounted for under the purchase method of accounting and was accomplished by a combination of cash and restricted stock, with an aggregate purchase price of approximately $18,370,000, including acquisition costs. In connection with the acquisition, a portion of the excess purchase price, approximately $9,250,000 was allocated to in-process technology and charged to operations at the time of acquisition. Approximately $4,853,000 was allocated to purchased technology and is being amortized over three years from the date of acquisition. The operating results of Living Books, which are not material in relation to those of the Company, have been included in the consolidated financial statements for the period subsequent to the date of acquisition. Prior to this date, the Company and Random House, Inc. were equal partners in the joint venture to publish Living Books products.

     T/Maker Company

     On August 6, 1996, the Company completed its acquisition of T/Maker Company ("T/Maker"), a leading developer of clip art software. The acquisition has been accounted for under the purchase method, and had an aggregate purchase price of approximately $19,900,000, including acquisition costs. Approximately $8,000,000 of the excess of the purchase price over the fair value of the net tangible assets acquired was allocated to in-process research and development and approximately $11,500,000 to purchased technology. The amount allocated to in-process research and development was charged to operations at the time of acquisition. The purchased technology is being amortized over three years from the date of acquisition. The operating results of T/Maker, which were not material in relation to those of the Company, have been included in the consolidated financial statements for the periods subsequent to the date of acquisition.

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

     Cash and short-term investments, at fair value, consist of the following:

                                                       August 31,
                                                 1997             1996
                                               -------------------------
                                                     (In thousands)
     Cash and equivalents:
       Cash and money market funds             $  4,848         $  1,149
       Municipal securities                        --             53,812
       Commercial paper                           2,240            1,500
       Money market preferreds                    3,000           49,200
       Corporate notes                             --              3,338
                                               -------------------------
                                                 10,088          108,999
                                               -------------------------
     Short-term investments:
       Money market preferreds                    3,024            2,675
       Municipal securities                      65,947           22,831
       Commercial paper                           1,000             --
       U.S. government agencies                  11,530           15,884
       Corporate equity fund                        473              504
       Corporate notes                            2,016             --
                                               -------------------------
                                                 83,990           41,894
                                               -------------------------
     Cash and short-term investments           $ 94,078         $150,893
                                               =========================

     Cash and short-term investments had an aggregate cost of $93,754,000 and $151,140,000 at August 31, 1997 and 1996, respectively. At August 31, 1997 cash and short-term investments included gross unrealized gains of $388,000 and losses of $70,000. At August 31, 1996 cash and short-term investments included gross unrealized gains of $139,000 and gross unrealized losses of $386,000. At August 31, 1997 short-term investments of $13,305,000 were contractually due within one year with the balance due after one year but before two years.


4.   Property and Equipment

     Property and equipment consist of the following:

                                                          August 31,
                                                     1997            1996
                                                   ------------------------
                                                        (In thousands)
     Computer equipment                            $ 14,702        $ 10,169
     Furniture                                        8,960           6,134
     Leasehold improvements                           3,717           1,947
     Buildings                                        6,194            --
     Land                                             1,048            --
                                                   ------------------------
                                                     34,621          18,250
     Accumulated depreciation and amortization      (15,957)        (11,236)
                                                   ------------------------
                                                   $ 18,664        $  7,014
                                                   ========================


5.   Other Accrued Liabilities

     Other accrued liabilities consist of the following:

                                                          August 31,
                                                     1996            1996
                                                   ------------------------
                                                        (In thousands)
     Accrued compensation                          $  8,545        $  8,794
     Accrued royalties                                5,701           4,101
     Accrued income taxes                             4,621           8,966
     Accrued sales and marketing costs                3,714           3,288
     Accrued restructuring                            1,986            --
                                                   ------------------------
                                                   $ 24,567        $ 25,149
                                                   ========================


6.   Income Taxes

     The Company's pretax income from foreign operations for fiscal 1997, 1996 and 1995 was $901,000, $1,648,000 and $88,000, respectively.

     Significant components of the provision for income taxes are as follows:

                                                    Years ended August 31,
                                             ---------------------------------
                                                1997       1996         1995
                                             ---------------------------------
                                                      (In thousands)
     Current:
       Federal                               $  2,767    $ 22,392     $ 23,920
       State                                      642       7,002        6,789
       Foreign                                    337         542          238
                                             ---------------------------------
     Total current                              3,746      29,936       30,947

     Deferred:
       Federal                                 (8,677)        (93)      (4,299)
       State                                   (2,197)        (27)      (1,095)
                                             ---------------------------------
     Total deferred                           (10,874)       (120)      (5,394)
                                             ---------------------------------
                                             $ (7,128)   $ 29,816     $ 25,553
                                             =================================

     The principal reasons that the aggregate income tax provisions differ from taxes computed at the applicable federal statutory rate are reflected below:

                                                    Years ended August 31,
                                             ---------------------------------
                                                1997       1996         1995
                                             ---------------------------------
                                                      (In thousands)
     Income tax provision at federal
       statutory rate                        $ (7,214)   $ 23,308     $ 21,609
     State income taxes, net of federal
       tax benefit                             (1,010)      4,533        3,701
     Charge for acquired in-process
       technology                                 907       2,803         --
     Other                                        189        (828)         243
                                             ---------------------------------
                                             $ (7,128)   $ 29,816     $ 25,553
                                             =================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 August 31,
                                                            --------------------
                                                              1997        1996
                                                            --------------------
                                                               (In thousands)
     Deferred tax assets:
       Accruals and reserves not currently deductible       $15,554      $14,900
       Purchased technology                                  10,674          581
       Other, net                                             2,758        2,142
                                                            --------------------
                                                             28,986       17,623
                                                            --------------------
     Deferred tax liabilities:
       Purchased technology                                   2,104        3,855
       Other, net                                               905          173
                                                            --------------------
                                                              3,009        4,028
                                                            --------------------
     Net deferred tax assets                                $25,977      $13,595
                                                            ====================

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

7.   Stockholders' Equity

     Preferred Stock

     The Company's Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, none of which is issued or outstanding at August 31, 1997 and 1996. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

     Employee Stock Purchase Plan

     In April 1996, the Company established an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the first or the last day of each six-month purchase period. In fiscal year 1997, 44,000 shares were issued under the plan at an average price of $20.25 per share. In fiscal year 1996, there were no shares issued under the Plan. At August 31, 1997, the Company had 206,000 shares of its Common Stock reserved for future issuance under the Plan.

     Stock Option Plans

     Under the Company's Employee and Consultant Stock Option Plans, incentive and nonqualified stock options may be granted to employees, directors and consultants to purchase a maximum of 6,250,000 common shares. All options are granted at an amount equal to or greater than the fair market value of the common stock at the date of grant. In connection with the acquisition of Banner Blue Software, the Company assumed the outstanding options of Banner Blue Software and converted such options into options under the Plans based upon the merger exchange ratio. Options vest in annual 20% increments from the date of grant, according to the vesting schedule at the date of grant. The options generally expire ten years from the date of grant.

     In fiscal year 1997, the Company offered to cancel and reissue certain stock options granted in fiscal years 1996 and 1995. The Company issued 970,000 stock options in fiscal year 1997 related to this reissuance. This reissuance is included in the table below under shares granted and forfeited for fiscal year 1997. Changes in options outstanding during the three years ending August 31, 1997 are as follows:

                                                                                               Weighted
                                                                                                Average
                                                                                               Exercise
                                                            Number of     Exercise Price       Price Per
                                                              Shares         Per Share           Share
                                                           ---------------------------------------------
     Options outstanding at August 31, 1994                 1,792,000    $ 1.00  -  $28.32      $14.59
       Granted                                                660,000    $32.25  -  $72.00      $48.18
       Assumed in the acquisition
         of Banner Blue Software                               42,000    $ 3.97  -  $27.54      $13.02
       Exercised                                             (388,000)   $ 1.50  -  $28.32      $10.51
       Forfeited                                             (150,000)   $10.62  -  $32.25      $18.50
                                                           ----------
     Options outstanding at August 31, 1995                 1,956,000    $ 1.00  -  $72.00      $26.44
       Granted                                              1,042,000    $33.13  -  $76.73      $53.85
       Exercised                                             (151,000)   $ 1.00  -  $32.25      $14.08
       Forfeited                                             (138,000)   $10.63  -  $72.00      $40.66
                                                           ----------
     Options outstanding at August 31, 1996                 2,709,000    $ 1.00  -  $76.73      $36.98
       Granted                                              2,067,000    $18.50  -  $31.00      $27.43
       Exercised                                             (135,000)   $ 1.00  -  $28.32      $13.58
       Forfeited                                           (1,272,000)   $10.63  -  $72.00      $52.72
                                                           ----------
     Options outstanding at August 31, 1997                 3,369,000    $ 1.00  -  $76.73      $26.11
                                                           ==========
     Outstanding options exercisable at August 31, 1997       870,000
                                                           ==========
     Options available for grant at August 31, 1997         1,613,000
                                                           ==========

     At August 31, 1997, a total of 4,982,000 shares of common stock have been reserved for issuance upon exercise of outstanding stock options and options available for issuance under the Company's plans.

     The following table summarizes information regarding options outstanding and options exercisable as of August 31, 1997:

                                                   Outstanding options                     Exercisable options
                                      -------------------------------------------------------------------------------
                                                              Weighted average
                                                         ------------------------
                                                         Contractual                                     Weighted
      Range of per share              Number of             life         Exercise        Number of        average
        exercise prices                 shares           (in years)       price            shares      exercise price
                                     --------------------------------------------------------------------------------
     $  1.00 - $ 18.50                  725,000             5.62         $ 12.28          533,000         $ 10.22
     $ 18.66 - $ 27.50                  790,000             8.42         $ 25.09          148,000         $ 22.29
     $ 27.54 - $ 28.38                  388,000             8.45         $ 28.34           53,000         $ 28.18
     $ 28.75 - $ 28.75                  896,000             9.22         $ 28.75             --           $  --
     $ 31.00 - $ 76.73                  570,000             7.88         $ 39.50          136,000         $ 39.76
                                     --------------------------------------------------------------------------------
     $  1.00 - $ 76.73                3,369,000             7.94         $ 26.11          870,000         $ 17.96
                                     ================================================================================

     Pro Forma Information

     Under APB 25, the intrinsic value method, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, thus no compensation expense is recognized in the Company's financial statements. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") under the fair value method of that Statement.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The following weighted average assumptions were used in determining the fair value of the Company's stock-based awards to employees:

                                                Options                ESPP
                                      Fiscal Year    Fiscal Year    Fiscal Year
                                         1997           1996           1997
                                      -----------------------------------------
     Expected life (in years)             3.5            3.5            0.5
     Expected volatility                   51%            49%            51%
     Risk-free interest rate              5.9%           5.9%           5.5%
     Expected dividend yield              0.0%           0.0%           0.0%

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized when they occur. The weighted average estimated fair value of employee stock options granted during fiscal years 1997 and 1996 was $7.98 and $19.09 per option, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal year 1997 was $7.00 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              Fiscal Year          Fiscal Year
                                                  1997                1996
                                               ---------            --------
                                            (in thousands, except for net income
                                               (loss) per share information)
     Pro forma net income (loss)               $ (22,882)           $ 33,506
     Pro forma net income (loss) per share     $   (1.11)           $   1.56


     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the pro forma effect will not be fully reflected until fiscal year 1999.


8.   Profit Sharing and Retirement Plan

     The Company has a 401(k) Profit Sharing Plan covering substantially all employees. The Company contributes $0.25 for every $1.00 contributed by Plan participants subject to certain limitations on individual contributions. The Company also funds annually its profit sharing expense which is at the discretion of the Board of Directors. The Company's cost of the Plan was $945,000, $2,508,000 and $2,547,000 in fiscal 1997, 1996 and
     1995 respectively.


9.   Lease Commitments

     The Company leases office and warehouse space under operating leases. Rent expense under operating leases was $5,181,000, $3,628,000 and $2,808,000 in fiscal 1997, 1996 and 1995, respectively. Future minimum lease payments under operating leases are as follows:

                                                             Year ended
                                                           August 31,1997
                                                           --------------
                                                           (In thousands)

     1998                                                    $  5,898
     1999                                                       5,584
     2000                                                       4,747
     2001                                                       4,215
     2002                                                       1,192
     2003 and thereafter                                          744
                                                           --------------
                                                             $ 22,380
                                                           ==============


10.  Litigation

     The Company is subject to pending claims and litigation. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.


11.  Restructuring Charges

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activiy (Including Certain Costs Incurred in a
     Restructuring)," the Company recorded a charge to operating expenses of $1,986,000 in the fourth quarter of fiscal 1997. Restructuring charges included costs pertaining to certain restructuring programs. These restructuring programs pertained to the consolidation of facilities and discontinuation of certain projects which resulted in a reduction of the workforce of approximately 50 people. Following is a summary of significant components of the charge:

                                                            Year ended
                                                         August 31, 1997
                                                         --------------
                                                         (In thousands)

     Restructuring Costs
       Employee severance                                  $  1,194
       Exit costs, principally costs of
         vacating certain facilities                            792
                                                         --------------
                                                           $  1,986
                                                         ==============


12.  Terminated Merger Costs

     In December 1995, the Company and The Learning Company terminated an agreement to merge. The Company recognized pre-tax income of $15,464,000 which consisted of an $18,000,000 payment received to terminate the merger and $2,536,000 of associated expenses.


13.  Operations by Geographic Area

     Information regarding the Company's operations in the United States and foreign areas is presented below:

                                                             August 31,
                                                        1997           1996
                                                     ------------------------
                                                          (In thousands)
     Net Revenue
     North America
       Customers in the United States                $ 170,273      $ 166,426
       Customers in Canada                               5,793          5,664
       Customers in Asia/Pacific                         4,208          3,312
       Other exports                                      --              157
       Intercompany revenues                             2,640          2,055
                                                     ------------------------
                                                       182,914        177,614
     Europe                                             10,513         10,648
     Consolidating eliminations                         (2,640)        (2,055)
                                                     ------------------------
                                                     $ 190,787      $ 186,207
                                                     ========================
     Income from Operations
     North America                                   $ (26,349)     $  42,823
     Europe                                                786          1,590
                                                     ------------------------
                                                     $ (25,563)     $  44,413
                                                     ========================
     Identifiable Assets
     North America                                   $ 181,475      $ 195,347
     Europe                                              5,128          5,085
                                                     ------------------------
                                                     $ 186,603      $ 200,432
                                                     ========================

     For fiscal 1995 revenues from foreign sources were less than 10% of consolidated net revenues.

14.  Quarterly Financial Information (Unaudited)

                                                       Quarter ended
                                    --------------------------------------------------
                                    November      February         May          August        Fiscal
                                       30           28/29           31            31           Year
                                    -----------------------------------------------------------------
                                                 In thousands, except for per share data
Fiscal year 1997:
  Net revenues                      $61,491       $44,316        $39,294       $45,686       $190,787
  Gross margin                       38,292        27,766         24,999        29,247        120,304
  Net income (loss)                   8,895        (3,462)            11       (18,926)       (13,482)
  Net income (loss) per share          0.42         (0.16)          --           (0.91)         (0.65)
Fiscal year 1996:
  Net revenues                      $70,961       $48,044        $34,993       $32,209       $186,207
  Gross margin                       46,041        33,009         24,706        23,547        127,303
  Net income (loss)                  15,936        18,839          6,180        (4,178)        36,777
  Net income (loss) per share          0.73          0.87           0.29         (0.20)          1.71

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Not applicable.


PART III

Item 10 to Item 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The registrant will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     The following documents are filed as a part of this Report:

                                                                           Page
     1.   Index to Financial Statements.

          Report of Independent Auditors                                    26
          Consolidated Balance Sheets - August 31, 1997 and 1996            27
          Consolidated Statements of Operations - Years Ended
            August 31, 1997, 1996 and 1995                                  28
          Consolidated Statements of Stockholders' Equity --
            Years Ended August 31, 1997, 1996 and 1995                      29
          Consolidated Statements of Cash Flows -- Years Ended
            August 31, 1997, 1996 and 1995                                  30
          Notes to Consolidated Financial Statements                        31

     2.   Financial Statement Schedules.

          The following financial statement schedule of Broderbund Software, Inc. for the fiscal years ended August 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Broderbund Software, Inc.

                           Schedule                                        Page

          Schedule II - Valuation and Qualifying Accounts                   48

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits

           3.1 (1)  Restated Certificate of Incorporation.
           3.2      Amended and Restated Bylaws.
           3.3 (6)  Amended and Restated Bylaws
           4.1 (1) Second Amended and Restated 1986 Employee and Consultant Stock Option Plan, as amended.
           4.2 (2)  Form of Incentive Stock Option Agreement.
           4.3 (2)  Form of Non-qualified Stock Option Agreement.
           4.4 (5)  Broderbund Software, Inc. 1996 Employee Stock Purchase Plan.
           4.5 (5) Broderbund Software, Inc. 1996 Employee Stock Purchase Plan Subscription Agreement.
           4.6 (5) Broderbund Software, Inc. 1996 Employee Stock Purchase Plan Notice of Withdrawal.
           4.7 (5) 1996 Employee and Consultant Stock Option Plan of Broderbund Software, Inc.
          10.1 (3) Broderbund Software, Inc. 401(k) Profit Sharing Plan, as amended.
          10.3 (4)  Trade  Finance   Credit   Agreement   made  by  and  between
                    registrant and Union Bank, as amended.

          10.5 (4)  Form of Indemnification Agreement.
          10.10(3) Living Books Partnership Agreement dated September 9, 1993 between registrant, Random House, Inc., Random House New Media Inc. and Broderbund Living Books, Inc.
          10.11 (7) Stock Purchase Agreement among Broderbund Software, Inc., Intuit Inc. and Parsons Technology, Inc.
          11.1      Computation of net income per share (see page 43).
          21.1      List of subsidiaries.
          23.1      Consent of Ernst & Young LLP, Independent Auditors (see page
                    44).
          24.1      Power of Attorney (included on page 41).

----------
(1) Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended August 31, 1994.
(2) Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-8 (File No. 33-45928), effective February 24, 1992.
(3) Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended August 31, 1993.
(4) Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-1 (File No. 33-43232), effective November 25, 1991.
(5) Incorporated by reference to exhibits filed with the registrant's Registration Statement on Form S-8 (File No. 333-13803), effective October, 9, 1996.
(6) Incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.
(7) Incorporated by reference to the exhibit filed with the registrant's Form 8-K dated November 10, 1997.

(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of the period covered by this Report.

(c)  Exhibits

     See item 14 (a) 3 above.

(d)  Financial Statement Schedules

     See item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California, on this 26th day of November, 1997.

                                        Broderbund SOFTWARE, INC.

                                        By:  /s/  Joseph P. Durrett
                                             ----------------------------------
                                             Joseph P. Durrett,
                                             Chief Executive Officer


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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                    Title                          Date
-------------------------    ----------------------------      -----------------


/s/ Joseph P. Durrett        Chief Executive Officer           November 26, 1997
-------------------------    (Principal Executive
Joseph P. Durrett            Officer) and Director


/s/ William M. McDonagh      President, Chief Operating        November 26, 1997
-------------------------    Officer and Director
William M. McDonagh          (Principal Financial
                             Accounting Officer)


/s/ Douglas G. Carlston      Chairman, Board of Directors      November 26, 1997
-------------------------
Douglas G. Carlston


/s/ Edmund R. Auer           Director                          November 26, 1997
-------------------------
Edmund R. Auer


/s/ Gary L. Buckmiller       Director                          November 26, 1997
-------------------------
Gary L. Buckmiller


/s/ Scott D. Cook            Director                          November 26, 1997
-------------------------
Scott D. Cook


/s/ William P. Egan          Director                          November 26, 1997
-------------------------
William P. Egan


/s/ Lawrence H. Wilkinson    Director                          November 26, 1997
-------------------------
Lawrence H. Wilkinson

                                                  Schedule II

                                           BRODERBUND SOFTWARE, INC.

                                       Valuation and Qualifying Accounts
                                                (In thousands)

                                        Balance at                      Deductions,                Balance
                                        Beginning       Additions-      Returns and                at End
Description                              of Year        Provisions       Write-offs    Other (1)   of Year
-----------                              -------        ----------       ----------    ---------   -------
Allowance for returns:
  Year ended August 31, 1997             $21,368         $26,788          $29,926       $4,505     $22,735
  Year ended August 31, 1996              19,130          24,970           24,541        1,809      21,368
  Year ended August 31, 1995              10,336          25,744           17,875          925      19,130

Allowance for doubtful accounts:
  Year ended August 31, 1997             $ 6,243         $   694          $ 2,802       $  582     $ 4,717
  Year ended August 31, 1996               4,563           1,111              281          850       6,243
  Year ended August 31, 1995               3,029           1,900              481          115       4,563

(1) Represents balances assumed from Parsons Technology acquisition in fiscal 1997, Random House's 50% interest in Living Books joint venture acquisition in fiscal 1997, T/Maker Company acquisition in fiscal 1996 and the Banner Blue Software acquisition in fiscal 1995