Form 10-Q
period 1997-11-30
BRODERBUND SOFTWARE INC /DE/
filed 1998-01-14
CIK 812490

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


_X_             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

               Yes _X_                                 No ___

As of November 30, 1997 there were 20,819,875 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.



                                Table of Contents





PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at November 30, 1997
            and August 31, 1997..............................................3
          Condensed Consolidated Statements of Income-Three Months
            Ended November 30, 1997 and 1996.................................4
          Condensed Consolidated Statements of Cash Flows-Three Months
            Ended November 30, 1997 and 1996.................................5
          Notes to Condensed Consolidated Financial Statements...............6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................7


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................15


  Signature.................................................................16

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        November 30,  August 31,
                                                            1997         1997
                                                        ------------------------
                                                        (Unaudited)
                                     Assets
Current assets:
   Cash and short-term investments                        $ 93,819      $ 94,078
   Accounts receivable, net                                 62,250        18,047
   Inventories                                               9,782         4,527
   Deferred income taxes                                    26,131        14,975
   Other current assets                                      3,273         3,799
                                                          ----------------------
      Total current assets                                 195,255       135,426
                                                          ----------------------

Property and equipment, net                                 18,443        18,664
Purchased technology and other intangibles                  18,367        20,308
Deferred income taxes                                       11,649        11,002
Other assets                                                 1,049         1,203
                                                          ----------------------
                                                          $244,763      $186,603
                                                          ======================

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                       $ 17,147      $  8,928
   Accrued compensation                                      8,898         8,545
   Accrued income taxes                                     23,164         4,621
   Other accrued expenses                                   33,791        14,397
                                                          ----------------------
      Total current liabilities                             83,000        36,491
                                                          ----------------------

Other liabilities                                            1,950         2,030
                                                          ----------------------
      Total liabilities                                     84,950        38,521
                                                          ----------------------

Stockholders' equity:
   Common stock                                             28,357        27,422
   Retained earnings                                       131,456       120,660
                                                          ----------------------
      Total stockholders' equity                           159,813       148,082
                                                          ----------------------
                                                          $244,763      $186,603
                                                          ======================

See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended
                                                              November 30,
                                                        -----------------------
                                                           1997           1996
                                                        -----------------------


Net revenues                                            $ 99,197       $ 61,491
Cost of revenues                                          34,637         22,177
Amortization of purchased technology                       2,222          1,022
                                                        -----------------------
     Gross margin                                         62,338         38,292
                                                        -----------------------

Operating expenses:
   Sales and marketing                                    27,019         14,154
   Research and development                               13,012          7,713
   General and administrative                              6,885          2,907
                                                        -----------------------
     Total operating expenses                             46,916         24,774
                                                        -----------------------

Income from operations                                    15,422         13,518

Interest and dividend income, net                          1,219          1,549
Equity in losses of joint venture                           --             (603)
                                                        -----------------------

Income before income taxes                                16,641         14,464

Provision for income taxes                                 6,064          5,569
                                                        -----------------------

Net income                                              $ 10,577       $  8,895
                                                        =======================

Net income per share                                    $   0.49       $   0.42
                                                        =======================

Shares used in computing per share data                   21,497         21,109
                                                        =======================




See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           Three months ended
                                                              November 30,
                                                         ----------------------
                                                             1997         1996
                                                         ----------------------

Operating activities
Net income                                               $  10,577    $   8,895
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Equity in losses of joint venture                        --            603
     Depreciation and amortization                           3,538        2,066
     Deferred income taxes                                    (647)      (3,596)
     Changes in operating assets and liabilities           (13,505)     (11,111)

                                                         ----------------------
      Net cash used by operating activities                    (37)      (3,143)
                                                         ----------------------

Investing activities
Disposals (additions) to equipment and improvements         (1,095)         647
Investments in affiliates                                     --           (150)
Other                                                         (127)          73

                                                         ----------------------
      Net cash provided (used) for investing activities     (1,222)         570
                                                         ----------------------

Financing activities
Employee stock purchase plan                                   379          413
Exercise of stock options                                      376          115
Tax benefit from exercise of stock options                     180           55

                                                         ----------------------
      Net cash provided by financing activities                935          583
                                                         ----------------------

Translation adjustment                                          65          200
                                                         ----------------------

Decrease in cash and short-term investments                   (259)      (1,790)
Cash and short-term investments, beginning of period        94,078      150,893
                                                         ----------------------

Cash and short-term investments, end of period           $  93,819    $ 149,103
                                                         ======================


See accompanying notes.

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

The condensed consolidated financial statements for Broderbund Software, Inc. (the "Company") for the three months ended November 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1997. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

Note 2. Recently Issued Accounting Principles

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for periods ending after December 15, 1997, for all entities with complex capital structures. Beginning in the second quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended November 30, 1997 of approximately $0.02 per share and no change to fully diluted earnings per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the fiscal year ended August 31, 1997. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including, but not limited to, those discussed in "Factors Affecting Future Operating Results" below at pages 11 to 14, as well as in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements. This analysis is provided pursuant to applicable S.E.C. regulations and is not intended to serve as a basis for projections of future events.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:

                                                              Three months ended
                                                                 November 30,
                                                                 ------------

                                                              1997         1996
                                                              ----         ----

Net revenues                                                   100%         100%
Cost of revenues                                                35%          36%
Amortization of purchased technology                             2%           2%
                                                              ----         ----

Gross margin                                                    63%          62%

Operating expenses:
   Sales and marketing                                          27%          23%
   Research and development                                     13%          12%
   General and administrative                                    7%           5%
                                                              ----         ----

     Total operating expenses                                   47%          40%
                                                              ----         ----

Income from operations                                          16%          22%

Nonoperating income                                              1%           2%
                                                              ----         ----

Income before income taxes                                      17%          24%
Provision for income taxes                                       6%           9%
                                                              ----         ----

     Net income                                                 11%          15%
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

Net revenues for the first quarter of fiscal 1998 were $99.2 million, an increase of 61% from the $61.5 million recorded in the first quarter of fiscal 1997. The increase for the first quarter of fiscal 1998 was primarily due to the release of Riven(TM): The Sequel to Myst(R). The increase was also impacted by the sales efforts of the Company's Parsons Technology division on existing products, as well as products obtained in the August 1997 acquisition of Parsons Technology.

Net revenues in the personal productivity category for the first quarter of fiscal 1998 were up 29% over the same period last year. The increase in the productivity revenues during this first quarter compared to the first quarter of the prior year was primarily due to the increase in Broderbund sales of existing Parsons Technology products, as well as Parsons Technology sales of existing Broderbund productivity products. The personal productivity category comprised 41% of the Company's total net revenues for the first quarter of fiscal 1998.

Net revenues in the entertainment category increased more than 300% for the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997. The increase for the first quarter of fiscal 1998 was primarily due to the release of Riven: The Sequel to Myst. The entertainment category comprised 37% of the Company's total net revenues for the first quarter of fiscal 1998.

Net revenues in the education category decreased 12% for the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997 after adjusting prior year revenues to include Living Books revenues in this category rather than as affiliated label revenue. The decreases in this category were primarily the result of a decline in sales from the Carmen Sandiego(R) product line and Dr. Seuss's Green Eggs and Ham, which was partially offset by sales from Arthur's Reading Race and the release of Dr. Seuss's The Cat in the Hat in the first quarter of fiscal 1998. The education category comprised 17% of the Company's total net revenues for the first quarter of fiscal 1998.

Net revenues from sales of affiliated label products increased 155% for the first quarter of fiscal 1998 compared to fiscal 1997, after excluding the effects of Living Books affiliated label revenue from prior periods. The increase in the first quarter of fiscal 1998 was primarily due to the release of Encyclopaedia Britannica(R) CD 98. This category comprised 5% of the Company's total net revenues for the first quarter of fiscal 1998.

During the first quarter of fiscal 1998, the Company released a total of 19 new titles, including five new affiliated label titles. In the same period of the prior year, the Company released a total of ten new titles, including seven new affiliated label titles.

COST OF REVENUES AND AMORTIZATION OF PURCHASED TECHNOLOGY

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize software development costs as the impact on the financial statements would be immaterial. Amortization of purchased technology is the value of the technology purchased in the Company's acquisitions of Parsons Technology in August 1997, Random House's 50% interest in the Living Books joint venture in January 1997, T/Maker Company in August 1996 and Banner Blue Software, Inc. in April 1995, each amortized ratably over a three year period from the date of acquisition.

In the first quarter of fiscal 1998, the Company's gross margin was 63% compared to 62% in the first quarter of fiscal 1997. The increase in gross margin for the period was primarily due to the higher margin recognized from the Living Books product line, which was an affiliated label in the first quarter of fiscal 1997 and, hence, carried a lower gross margin. The increase was partially offset by an increase in the component of revenues represented by affiliated label products and higher royalty-rate entertainment products. The Company currently expects the gross margin to remain in the low to mid 60% range as the revenue from published entertainment titles will continue to represent a higher percentage of overall revenue.

SALES AND MARKETING

Sales and marketing expenses increased 90% to $27.0 million in the first quarter of fiscal 1998 from $14.2 million in the first quarter of fiscal 1997. The increase was primarily due to the addition of sales and marketing efforts of Parsons Technology. In addition, the Company has continued to emphasize consumer advertising and promotions related to new product releases, including Riven: The Sequel to Myst, as well as promotional spending with the Company's channel partners. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products increases. As a result, the Company believes that it may sustain, or incur further increases in sales and marketing expenses in the future, particularly in the entertainment category where it is common for significant marketing costs to be incurred in advance of product release, in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 69% to $13.0 million in the first quarter of fiscal 1998 from $7.7 million in the first quarter of fiscal 1997. The additions of Parsons Technology and Living Books have contributed to higher employee-related expenses from increased headcount, and higher numbers of new products under development. In addition, the Company has invested in a number of research and development stage Internet related companies in order to keep abreast of developments in this rapidly-evolving area, and to position itself as a leading participant in this emerging platform. The Company continues to invest in the development of CD-ROM based multimedia products with expanded sound, graphics, animation video and/or information content. The development of products with more content increases research and development costs and in future periods, the development of products for emerging platforms, such as DVD, and new technologies, such as 3-D, may cause development expenses to increase even further. To partially offset this increase in content costs, the Company has implemented, and continues to develop, proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 138% to $6.9 million in the first quarter of fiscal 1998 from $2.9 million in the first quarter of fiscal 1997. The increases were primarily due to the Company's increase in staffing and the related employee expenses, principally as a result of the Parsons Technology acquisition in August of 1997, as well as increased legal costs.

NONOPERATING INCOME

Included in nonoperating income is interest and dividend income and other nonoperating items. Interest and dividend income was $1.2 million and $1.5 million in the first quarter of 1998 and 1997, respectively. The decrease was primarily due to lower cash balances in the current quarter related to cash used to fund the purchases of Parsons Technology and Living Books, as well as the repurchase of a total of 500,000 shares of the Company's stock in the open market in the second and third quarters of fiscal 1997. Prior to the acquisition of Random House's 50% interest in Living Books in the second quarter of fiscal 1997, the equity in losses of the Living Books joint venture was included as nonoperating income (loss).

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 36.5% from 38.5% for the first quarter of fiscal year 1998 and 1997, respectively. The decrease in the effective income tax rate for the first quarter of fiscal 1998 was primarily attributable to the extension of the federal research and development tax credit and favorable changes in the State of California's research and development tax credit rules.

NET INCOME

Net income was $10.6 million or $0.49 per share in the first quarter of fiscal 1998 compared with net income of $8.9 million or $0.42 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital increased $13.4 million during the first quarter of fiscal 1998 to $112.3 million from $98.9 million at August 31, 1997. Cash and short-term investments decreased $0.3 million to $93.8 million at November 30, 1997 from $94.1 million at the end of the prior fiscal year. The decrease in cash and short-term investments was due to the Company's seasonal use of cash to generate revenues during the holiday selling season prior to the collection of accounts receivable generated from that season.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially and/or adversely are discussed below and elsewhere in this Form 10-Q. An additional discussion is included in the Company's Annual Report and Form 10-K for the 1997 fiscal year, both on file with the S.E.C.

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

The Company's business has generally been highly seasonal, with net revenues and operating income normally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. The Company also believes that the market conditions which resulted in the year-over-year decline in profitability experienced in fiscal 1997 may continue in future periods. The Company has adjusted its sales and marketing strategy in an effort to increase prices on several products, and increase net revenues while maintaining unit volume and market share achieved during fiscal 1997 when prices on such products were lowered. However, there can be no assurance that the
Company will be successful in implementing the strategy, or that, if successfully implemented, such strategy will be effective or will generate or sustain revenue growth, unit volume or market share in the future. In addition to seasonal and product pricing factors, the Company anticipates that its results for the last three quarters of fiscal 1998 will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors. Products are generally shipped as orders are received, therefore sales and operating results depend on the volume and timing of orders received during the fiscal year, which are difficult to predict. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level. Moreover, the Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during the first quarter of fiscal 1998, the price per share of the Company's common stock ranged from $26.88 to $37.25 and during fiscal 1997 ranged from $18.38 to $35.13.

INDUSTRY AND COMPETITION

End user demand for consumer software has historically been volatile in this industry, affected by changing technology, limited hardware platform life cycles, hit products, competition, seasonality, consumer spending and other economic trends. There can be no assurance that such demand will continue at existing levels or that there will not be a material slowdown in end user demand either of which could have a material adverse affect on the Company's future growth in net revenues. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. In particular, one or more competitors have actively developed, and aggressively marketed, products directly competitive to the Company's best-selling series, The Print Shop(R). As a result, an increasingly large number of products are competing for limited shelf space. As discussed above and in prior filings, the Company decreased prices on a number of its products in order to maintain and/or increase market share, including The Print Shop series, as well as Myst, which placed negative pressure on net revenues and gross margins. Although the Company has attempted to increase prices on certain products, there can be no assurance that its attempts to maintain or increase market share will be successful or that product prices will not continue to decline as competition increases, and if such conditions persist, the Company's net revenues and profitability could be materially and adversely affected. Further, there can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters or that a shortfall in revenue from any product could be replaced in a timely manner.

In addition, sales of products on older platforms and in certain product lines have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 21 products available from Living Books and it has become increasingly difficult to maintain shelf space in the retail channel for all of these products. There can be no assurance that retailers will continue to purchase all of these products or provide these products with adequate levels of shelf space and promotional support. In addition, competition for creative talent, including independent developers, has also intensified, and the attraction and retention of key personnel have become increasingly difficult.

PRODUCTS AND PLATFORMS

The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. The Myst sequel product, Riven: The Sequel to Myst, was released in the first quarter of fiscal 1998, and the initial sales of the highly anticipated sequel product was the primary reason for the significant increase in net revenues for the first quarter of fiscal 1998 compared to prior periods. However, there can be no assurance that revenues from Riven: The Sequel to Myst will continue at the rate experienced during the initial sell-in period, nor that the product will achieve prolonged and continued widespread market acceptance. There can be no assurance that expected new product introductions will not experience material delays, that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any length of time. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The
Company's increased focus and commitment towards the development and introduction of entertainment titles increases the risk associated with the development and marketing of products and their market acceptance since the entertainment sector is more hit-driven, and with titles generally having a relatively shorter life-cycle. Further, the substantial year-over-year decline in Myst revenues was not fully replaced until the release of Riven: The Sequel to Myst, and there can be no assurance that the shortfall from the continuing decline in Myst revenues will continue to be replaced by its sequel product, or by other products.

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

DISTRIBUTION

The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties, and there can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. There is increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products which has an adverse impact on the Company's net revenues and profitability, and there can be no assurance that these pressures will not continue or increase. In addition, the Company also permits distributors and retailers to return products under certain circumstances and in recent periods, the Company has experienced an increase in the rate of returns as the competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales. The Company believes that the rate of product returns may continue at this pace, and there can be no assurance that return rates will not increase further. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceeds management's estimates, it could have a material adverse impact on the Company's operating results. Further, certain distributors and retailers have experienced business difficulties and there can be no assurance such difficulties for these or additional distributors and retailers will not continue which could have an adverse effect on the operating results and financial condition of the Company. The Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive which could lead to inventory write-offs and have an adverse impact on the Company's operating results.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          On November 20, 1997, the Company filed a report on Form 8-K which included the Stock Purchase Agreement by and among Intuit Inc., Broderbund Software, Inc. and Parsons Technology, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)



Dated: January 14, 1998




                                        By: /s/ J. Mark Hattendorf
                                            ----------------------
                                            J. Mark Hattendorf
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)