Form 10-Q
period 1998-02-28
BRODERBUND SOFTWARE INC /DE/
filed 1998-04-14
CIK 812490

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 ---                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 ---                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes    X                No
                                ---                  ---

As of February 28, 1998 there were 20,934,154 shares of the Registrant's Common Stock Outstanding.

                            BRODERBUND SOFTWARE, INC.


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                     Page
                                                                                   ----

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at February 28, 1998
                and August 31, 1997 ............................................     3
             Condensed Consolidated Statements of Operation-Three and Six Months
                Ended February 28, 1998 and 1997 ...............................     4
             Condensed Consolidated Statements of Cash Flows-Six Months
                Ended February 28, 1998 and 1997 ...............................     5
             Notes to Condensed Consolidated Financial Statements ..............     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............................     8

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders ...............    17

     Item 6. Exhibits and Reports on Form 8-K ..................................    17


     Signature .................................................................    18

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BRODERBUND SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             FEBRUARY 28,           AUGUST 31,
                                                                 1998                  1997
                                                             ------------------------------------
                                                             (Unaudited)

                       ASSETS
Current assets:
     Cash and short-term investments                            $137,058             $ 94,078
     Accounts receivable, net                                     11,505               18,047
     Inventories                                                   7,892                4,527
     Deferred income taxes                                        24,182               14,975
     Other current assets                                          4,037                3,799
                                                                -----------------------------
         Total current assets                                    184,674              135,426
                                                                -----------------------------

Property and equipment, net                                       17,835               18,664
Purchased technology and other intangibles                        16,236               20,308
Deferred income taxes                                             12,187               11,002
Other assets                                                         571                1,203
                                                                -----------------------------
                                                                $231,503             $186,603
                                                                -----------------------------
                                                                -----------------------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  9,586             $  8,928
     Accrued compensation                                          9,070                8,545
     Accrued income taxes                                         23,371                4,621
     Other accrued expenses                                       21,841               14,397
                                                                -----------------------------
         Total current liabilities                                63,868               36,491
                                                                -----------------------------

Other liabilities                                                  1,950                2,030
                                                                -----------------------------
         Total liabilities                                        65,818               38,521
                                                                -----------------------------

Stockholders' equity:

     Common stock                                                 30,202               27,422
     Retained earnings                                           135,483              120,660
                                                                -----------------------------
         Total stockholders' equity                              165,685              148,082
                                                                -----------------------------
                                                                $231,503             $186,603
                                                                -----------------------------
                                                                -----------------------------

SEE ACCOMPANYING NOTES.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (Unaudited)


                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       FEBRUARY 28,            FEBRUARY 28,
                                                   ------------------------------------------
                                                    1998       1997        1998        1997
                                                   ------------------------------------------

Net revenues                                       $78,623   $ 44,315    $177,820   $ 105,806
Cost of revenues                                    34,381     15,258      69,018      37,435
Amortization of purchased technology                 2,217      1,292       4,439       2,314
                                                   ------------------------------------------
       Gross margin                                 42,025     27,765     104,363      66,057
                                                   ------------------------------------------

Operating expenses:
       Sales and marketing                          19,734     11,220      46,753      25,374
       Research and development                     12,062      9,527      25,074      17,240
       General and administrative                    5,078      3,610      11,963       6,517
       Charge for acquired in-process technology        -       9,250          -        9,250
                                                   ------------------------------------------
       Total operating expenses                     36,874     33,607      83,790      58,381
                                                   ------------------------------------------

Income (loss) from operations                        5,151     (5,842)     20,573       7,676

Interest and dividend income, net                      965      1,524       2,184       3,073
Equity in losses of joint venture                       --         --          --        (603)
                                                   ------------------------------------------

Income (loss) before income taxes                    6,116     (4,318)     22,757      10,146

Provision (benefit) for income taxes                 2,232       (856)      8,296       4,713
                                                   ------------------------------------------

Net income (loss)                                  $ 3,884   $ (3,462)   $ 14,461   $   5,433
                                                   ------------------------------------------
                                                   ------------------------------------------

Basic earnings (loss) per share                    $  0.19   $  (0.17)   $   0.69   $    0.26
                                                   ------------------------------------------
                                                   ------------------------------------------

Diluted earnings (loss) per share                  $  0.18   $  (0.17)   $   0.68   $    0.26
                                                   ------------------------------------------
                                                   ------------------------------------------

Common shares outstanding                           20,872     20,601      20,873      20,643
                                                   ------------------------------------------
                                                   ------------------------------------------

Common shares assuming dilution                     21,250     20,601      21,351      21,128
                                                   ------------------------------------------
                                                   ------------------------------------------

SEE ACCOMPANYING NOTES.

                            BRODERBUND SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                      FEBRUARY 28,
                                                                               -----------------------
                                                                                    1998         1997
                                                                               -----------------------

OPERATING ACTIVITIES
Net income                                                                     $  14,461    $   5,433
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Equity in losses of joint venture                                                   --          603
  Depreciation and amortization                                                    7,171        3,933
  Deferred income taxes                                                             (647)      (5,666)
  Charge for acquired in-process technology                                           --        9,250
  Changes in operating assets and liabilities                                     21,123        4,590

                                                                               -----------------------
    Net cash provided by operating activities                                     42,108       18,143
                                                                               -----------------------
INVESTING ACTIVITIES
Additions to equipment and improvements                                           (1,903)      (1,520)
Investments in affiliates                                                             --         (850)
Purchase of Living Books, net of cash                                                 --       (7,594)
Other                                                                                (78)      (3,275)

                                                                               -----------------------
    Net cash used in investing activities                                         (1,981)     (13,239)
                                                                               -----------------------

FINANCING ACTIVITIES
Repurchase of common stock                                                            --      (12,453)
Employee stock purchase plan                                                         379          413
Exercise of stock options                                                          1,520          672
Tax benefit from exercise of stock options                                           881          217

                                                                               -----------------------
    Net cash provided by (used in) financing activities                            2,780      (11,151)
                                                                               -----------------------

Translation adjustment                                                                73         (125)
                                                                               -----------------------

Increase (decrease) in cash and short-term investments                            42,980       (6,372)
Cash and short-term investments, beginning of period                              94,078      150,893

                                                                               -----------------------
Cash and short-term investments, end of period                                 $ 137,058    $ 144,521
                                                                               -----------------------
                                                                               -----------------------

SEE ACCOMPANYING NOTES.

                            BRODERBUND SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements for Broderbund Software, Inc. (the "Company") for the six months ended February 28, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1997. The results of operations for the three months and six months ended February 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. The Company will adopt SFAS No. 130 effective September 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No. 131 effective September 1, 1998.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards relating to the capitalization of internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect adoption of SOP 98-1 to have a material impact on the Company's consolidated results of operations.

NOTE 3.  EARNINGS PER SHARE

The FASB issued SFAS No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company has adopted the new standard for the second quarter of fiscal 1998 and has restated prior period amounts to "basic" and "diluted" earnings per share. "Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options are considered anti-dilutive because the options' exercise price was above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The following table reflects the total potentially diluted shares that would be outstanding if such anti-dilutive shares were included.

(IN THOUSANDS)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             FEBRUARY 28,          FEBRUARY 28,
                                                        ------------------------------------------
                                                            1998      1997        1998      1997
                                                        ------------------------------------------
Weighted average common shares outstanding                 20,872    20,601      20,873    20,643

Incremental shares
   -stock options                                             378       621         478       485
                                                        ------------------------------------------
   Diluted shares assuming net income                      21,250    21,222      21,351    21,128
Options with exercise price greater  than market price      2,562       543       1,071       608
                                                        ------------------------------------------

    Total potentially diluted shares                       23,812    21,765      22,422    21,736
                                                        ------------------------------------------
                                                        ------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the fiscal year ended August 31, 1997. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including, but not limited to, those discussed in "Factors Affecting Future Operating Results" below at pages 12 to 16, as well as in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements. This analysis is provided pursuant to applicable S.E.C. regulations and is not intended to serve as a basis for projections of future events.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                             FEBRUARY 28,         FEBRUARY 28,
                                          ------------------------------------

                                            1998    1997           1998  1997
                                          ------------------------------------

Net revenues                                 100%    100%           100%  100%
Cost of revenues                              44%     34%            39%   35%
Amortization of purchased technology           3%      3%             2%    2%
                                          ------------------------------------

Gross margin                                  53%     63%            59%   63%

Operating expenses:

  Sales and marketing                         25%     25%            26%   24%
  Research and development                    15%     22%            14%   17%
  General and administrative                   6%      8%             7%    6%
  Charge for acquired in-process
     technology                               --      21%            --     9%
                                          ------------------------------------

    Total operating expenses                  46%     76%            47%   56%
                                          ------------------------------------

Income (loss) from operations                  7%    (13%)           12%    7%

Nonoperating income                            1%      3%             1%    2%
                                          ------------------------------------

Income (loss) before income taxes              8%    (10%)           13%    9%
Provision (benefit) for income taxes           3%     (2%)            5%    4%
                                          ------------------------------------

    Net income (loss)                          5%     (8%)            8%    5%
                                          ------------------------------------
                                          ------------------------------------

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

Net revenues for the second quarter of fiscal 1998 were $78.6 million, an increase of 77% from the $44.3 million recorded in the second quarter of fiscal 1997. For the first half of fiscal 1998 and 1997, net revenues were $177.8 million and $105.8 million, respectively, up 68%. The increase in net revenues in these periods was primarily due to the release of RIVEN-TM-: THE SEQUEL TO MYST-Registered Trademark-. The increase was also impacted by sales generated by the Company's "Broderbund Direct" business, which is the combined efforts of what was formerly known as Broderbund's direct-to-consumer business and Parsons Technology's (acquired in August 1997 from Intuit, Inc.) direct-to-consumer business.

Net revenues in the personal productivity category for the second quarter and first half of fiscal 1998 were up 39% and 33%, respectively, over the comparable prior year periods primarily due to revenues generated from products acquired in the purchase of Parsons Technology which offset a decline in the personal productivity category for both the quarter and first half of fiscal 1998 when compared to the comparable periods in fiscal 1997. Excluding the effect of the Parsons Technology acquisition, the decrease in the personal productivity category was primarily a result of aggressive pricing and marketing competition in THE PRINT SHOP category, which had a negative effect on the Company's revenue and market share in the category. Although the Company has taken steps to respond to the competitive pressures, including new promotional and pricing strategies, there can be no guarantee that the Company's responses will be effective in the market or that the Company will be successful in regaining market share. The personal productivity category comprised 40% of the Company's total net revenues for both the second quarter and first half of fiscal 1998.

Net revenues in the entertainment category increased 402% and 348% for the second quarter and first half of fiscal 1998, respectively, compared to the comparable periods in fiscal 1997. These increases seen in fiscal 1998 were primarily due to the release of RIVEN: THE SEQUEL TO MYST and to a lesser extent the recent release of THE JOURNEYMAN PROJECT 3-Registered Trademark-: LEGACY OF TIME-TM-. The entertainment category comprised 41% and 39% of the Company's total net revenues for the second quarter and first half of fiscal 1998, respectively.

Net revenues in the education category decreased 24% and 17% for the second quarter and first half of fiscal 1998, respectively, as compared to the same periods in fiscal 1997 after adjusting prior year revenues to include Living Books (a joint venture with Random House until the Company acquired Random House's 50% interest in the Living Books joint venture in the second quarter of fiscal 1997) revenues in this category for the entire period rather than as affiliated label revenue. The decreases in this category were primarily the result of a decline in sales from MATH WORKSHOP-TM-, LOGICAL JOURNEY OF THE ZOOMBINIS-TM-, THE AMAZING WRITING MACHINE-Registered Trademark- and GREEN EGGS AND HAM BY DR. SEUSS, related to both a decrease in units sold and to pricing pressures. The recent release of CARMEN SANDIEGO MATH DETECTIVE-TM- late in the second quarter of fiscal 1998 partially offset this decline. The education category comprised 12% and 15% of the Company's total net revenues for the second quarter and first half of fiscal 1998, respectively.

Net revenues from sales of affiliated label products increased 88% and 117% for the second quarter and first half of fiscal 1998, respectively, compared to fiscal 1997, after excluding the effects of Living Books affiliated label revenue from prior periods as discussed above. These increases for both the second quarter and first half of fiscal 1998 were primarily due to the release of ENCYCLOPAEDIA BRITANNICA-Registered Trademark- CD 98. This category comprised 6% of the Company's total net revenues for both the second quarter and first half of fiscal 1998.

During the second quarter of fiscal 1998, the Company released a total of six new titles, including one new affiliated label title. In the same period of the prior year, the Company released a total of 12 new titles, including three new affiliated label titles.

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

In the second quarter of fiscal 1998, the Company's gross margin was 53% compared to 63% in the second quarter of fiscal 1997. For the first half of fiscal 1998, the Company's gross margin was 59% compared to 63% for the first half of fiscal 1997. The decreases in gross margin for these periods were primarily due to a change in the Company's revenue mix related to the success of RIVEN: THE SEQUEL TO MYST, on-going demand for MYST-Registered Trademark-and strong affiliated label sales. The entertainment and affiliated label categories, which carry a lower margin than the Company's other products, primarily due to royalty payments and distribution only affiliated label agreements, were 47% and 45% of total revenue for the second quarter and first half of fiscal 1998, respectively, as compared to 21% and 19% of total revenue for the royalty payments and distribution only affiliated label agreement comparable periods in fiscal 1997, respectively. In addition, customer rebates and returns for the second quarter of fiscal 1998 were a greater percentage of net sales than in the comparable prior year period.
Also due to the purchases of Living Books and Parsons Technology, amortization of purchased technology increased 72% and 92% in the second quarter and first half of fiscal 1998, respectively, compared to the comparable periods in fiscal 1997. The Company expects that gross margin will return to the low 60% range by the end of the fiscal year as the Company's sales mix should return to its historical trends.

SALES AND MARKETING

Sales and marketing expenses increased 76% to $19.7 million in the second quarter of fiscal 1998 from $11.2 million in the second quarter of fiscal 1997. Similarly for the first half of fiscal 1998, sales and marketing expenses increased 84% to $46.8 million from $25.4 million for the same period in fiscal 1997. These increases were primarily due to the addition of sales and marketing efforts of the Parsons Technology portion of Broderbund Direct. In addition, the Company has continued to emphasize consumer advertising and promotions related to new product releases, including RIVEN: THE SEQUEL TO MYST, as well as promotional spending with the Company's channel partners. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products increases. As a result, the Company believes that it may sustain, or incur further increases in sales and marketing expenses in the future, particularly in the entertainment category where it is common for significant marketing costs to be incurred in advance of product release, in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 27% to $12.1 million in the second quarter of fiscal 1998 from $9.5 million in the second quarter of fiscal 1997. For the first half of fiscal 1998, research and development expenses increased 46% to $25.1 million from $17.2 million for the comparable period in fiscal 1997. The acquisitions of the Parsons Technology portion of Broderbund Direct and Living Books have contributed to higher employee-related expenses from increased headcount, and higher numbers of new products under development. The Company continues to invest in the development of CD-ROM based multimedia products with expanded sound, graphics, animation video and/or information content. The development of products with more content increases research and development costs and in future periods, the development of products for emerging platforms, such as DVD and the Internet, and new technologies, such as 3-D, may cause development expenses to increase even further. To partially offset this increase in content costs, the Company has implemented, and continues to develop, proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 42% to $5.1 million in the second quarter of fiscal 1998 from $3.6 million in the second quarter of fiscal 1997. For the first half of fiscal 1998, general and administrative expenses increased 85% to $12.0 million from $6.5 million for the comparable period in fiscal 1997. The increases were primarily due to the Company's increase in staffing and the related employee expenses, principally as a result of the Parsons Technology acquisition in August of 1997, as well as increased legal costs.

NONOPERATING INCOME

Included in nonoperating income is interest and dividend income and other nonoperating items. Interest and dividend income was $1.0 million and $1.5 million in the second quarter of 1998 and 1997, respectively. Interest and dividend income was $2.2 million and $3.1 million for the first half of fiscal 1998 and 1997, respectively. These decreases were primarily due to lower cash balances in the current periods related to cash used to fund the purchases of Parsons Technology and Living Books, as well as the repurchase of a total of 500,000 shares of the Company's stock in the open market in the second and third quarters of fiscal 1997. Prior to the acquisition of Random House's 50% interest in Living Books in the second quarter of fiscal 1997, the equity in losses of the Living Books joint venture was included as nonoperating income (loss).

PROVISION FOR INCOME TAXES

The Company's effective income tax rate increased to a net provision rate of 36.5% from a net benefit rate of 19.8% for the second quarter of fiscal year 1998 and 1997, respectively. The increase in the effective income tax rate for the second quarter of fiscal 1998 was primarily attributable to the impact of the in-process technology write-off in the second quarter of fiscal 1997. Excluding this write-off the tax rate would have been a net provision rate of 38.5% for the second quarter of fiscal 1997. The primary reason for the decrease from 38.5% to 36.5% was the extension of the federal research and development tax credit and favorable changes in the State of California's research and development tax credit rules. The Company's effective income tax rate decreased to 36.5% from 46.5% for the first half of fiscal year 1998 and 1997, respectively. The decrease in the effective income tax rate for the first half of fiscal 1998 was primarily due to the same factors as discussed above for the second quarter.

NET INCOME

Net income and diluted earnings per share were $3.9 million and $0.18, respectively, for the second quarter of fiscal 1998 compared to a net loss of $3.5 million and diluted loss per share of $0.17 for the same period in 1997. Net income and diluted earnings per share were $14.5 million and $0.68, respectively, in the first half of fiscal 1998 compared to $5.4 million and $0.26 per share for the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital increased $21.9 million during the first half of fiscal 1998 to $120.8 million from $98.9 million at August 31, 1997. Cash and short-term investments increased $43.0 million to $137.1 million at February 28, 1998 from $94.1 million at the end of the prior fiscal year. The increase in cash and short-term investments was primarily due to the collection of accounts receivable generated from revenue recognized in the seasonally high first quarter of fiscal 1998.

The Company uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. In addition, the Company evaluates from time to time, acquisitions of products or companies that complement the Company's business. In particular, the consumer software sector is experiencing a period of significant consolidation, and the Company currently expects to participate in the consolidation in an aggressive manner, as smaller, previously independent companies seek to ally themselves with larger companies with greater access to capital, distribution, intellectual property and managerial expertise.

Management believes the existing cash and short-term investments balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the coming year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially and/or adversely are discussed below and elsewhere in this Form 10-Q. An additional discussion is included in the Company's 10-Q for the first quarter of the 1998 fiscal year, as well as the Annual Report and Form 10-K for the 1997 fiscal year, all of which are on file with the S.E.C.

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

The Company's business has generally been highly seasonal, with net revenues normally highest in the first fiscal quarter during the calendar year-end holiday selling season, lower in the second fiscal quarter, and lowest in the seasonally slow third and fourth fiscal quarters. Products are generally shipped as orders are received, therefore sales and operating results depend on the volume and timing of orders received during the fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations of future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations, due to either the timing of orders received or delays in product releases, could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial condition. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during the first half of fiscal 1998, the price per share of the Company's common stock ranged from $21.00 to $37.25, during fiscal 1997 ranged from $18.38 to $35.13 and during fiscal 1996 ranged from $28.50 to $76.88. Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock.

INDUSTRY AND COMPETITION

End user demand for consumer software has historically been volatile in this industry, affected by changing technology, limited hardware platform life cycles, hit products, competition, seasonality, consumer spending and other economic trends. The Company believes that this volatility in consumer demand seen in this industry will continue which could have a material adverse affect on the Company's future growth in net revenues. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited consumer demand and retail shelf space. Further, consolidation in the industry has resulted in smaller, independent competitor companies being bought by larger companies who then may have access to greater financial, managerial or distribution resources than the Company, which could have a material, adverse effect on the Company's financial results. In addition, competitors have actively developed, aggressively marketed and aggressively priced, products directly competitive to the Company's best-selling series, THE PRINT SHOP-Registered Trademark-, which has caused a reduction in revenues in THE PRINT SHOP product line. Although the Company has taken steps to respond to such competitive pressures, there can be no assurances that the Company's efforts will be effective in the market or that the Company will be successful in regaining market share. Further, in the education category, competitors have significantly reduced retail prices on key brand and premium line products, in some cases pricing products at retail (and after rebate) at or near zero. Although the Company believes that such tactics are not sustainable in the long term, in the short term such competitive tactics could have a material, adverse effect on the Company's performance in the education category.

As discussed above and in prior filings, in early fiscal 1997 the Company decreased prices on a number of its products including THE PRINT SHOP series, as well as MYST, in order to gauge price elasticity, while significant volume increases were seen this move placed negative pressure on net revenues and gross margins. In the second half of fiscal 1997, the Company adjusted its sales and marketing strategy in an effort to increase prices on several products, and increase net revenues while minimizing effects on unit volume and market share achieved in early fiscal 1997 when prices on such products were lowered, however aggressive pricing and marketing competition continued in the market. Accordingly the Company has initiated efforts to develop a product line with a variable pricing strategy to address consumer demands at multiple price points and to respond to the intense pricing and marketing competition. There can be no assurance that such efforts will be successful.

Due to changes in platforms, technologies and consumer preferences in the industry, sales of products on older platforms and in certain product lines have declined. The Company takes efforts to forecast such technology, lifecycle and consumer demand changes, and manage such products accordingly. However, the sales of these products may continue to decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 21 products available from the Company's Living Books product line and it has become increasingly difficult to maintain shelf space in the retail channel for all of these products. Retailers may not purchase all of these products or provide these products with adequate levels of shelf space and promotional support and although the Company has initiated aggressive direct-to-consumer efforts to offset such trends they may not be successful.

Competition for employees in the consumer software business is intense as competition in the industry increases. The attraction and retention of key personnel and other creative talent, including independent developers, has intensified and become increasingly difficult. Further, like many companies in the technology sector, the Company relies in part on stock option grants to attract and retain key personnel, and however, in light of the decrease in the Company's stock price in recent periods the effectiveness of such benefits are diminished.

PRODUCTS AND PLATFORMS

The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. The MYST sequel product, RIVEN: THE SEQUEL TO MYST, was released in the first quarter of fiscal 1998, and the initial sales of the highly anticipated sequel product were the primary reason for the significant increase in net revenues for the first half of fiscal 1998 compared to prior periods. However, the Company does not expect that the revenues from RIVEN: THE SEQUEL TO MYST will continue at the rate experienced during the initial sell-in period, nor that the product will achieve prolonged and continued widespread market acceptance. In particular, the Company believes that sales of RIVEN: THE SEQUEL TO MYST will decrease during the seasonally slow third and fourth quarters and there can be no assurance that revenues will increase during the subsequent fiscal quarters. Because of complexities in technology and consumer preferences associated with developing and publishing consumer software, new product introductions can be subject to material delays. In addition, new products introduced by the Company may not achieve any significant degree of market acceptance, or that such acceptance, if achieved, will be sustained for any length of time. Since the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The Company's increased focus and commitment towards the development and introduction of entertainment titles increases the risk associated with the development and marketing of products and their market acceptance since the entertainment sector is more hit-driven, and with titles generally having a relatively shorter life-cycle. Further, the substantial year-over-year decline in MYST revenues was not fully replaced until the release of RIVEN: THE SEQUEL TO MYST, and there can be no guarantee that the shortfall from the continuing decline in MYST revenues will continue to be replaced by its sequel product, or by other products.

The Company believes that electronic or Internet products and services will become an increasingly important platform and distribution media. The Company has initiated steps to take advantage of opportunities created by the Internet and on-line networks, including developing a customer database and commerce infrastructure and integrating those functions into the Company's legacy operations to improve scalability. In addition, the Company has developed online competencies in various areas and will be leveraging these across the Company's product lines and customer segments. The Company's failure to timely and successfully adapt to and utilize such new technologies and media, like the Internet, could materially and adversely affect its competitive position and its financial results. Just as the Company competes with other forms of entertainment (e.g., books, television), the Company now competes with the Internet because potential customers for the Company's software are spending increasing amounts of time online, and therefore may be less likely to purchase the Company's (and its competitors) software.

DISTRIBUTION

The distribution channels through which consumer software products are traditionally sold have been characterized by intense competition, consolidation and continuing uncertainties. The Company believes that this competition, consolidation and uncertainty will increase which may affect the levels at which distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. The Company has experienced increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products, the Company believes that these pressures will continue or increase.

The Company also permits distributors and retailers to return products under certain circumstances and in recent periods, the Company has experienced an increase in the rate of returns as the competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales in the traditional retail channel. The Company believes that the rate of product returns may continue at this pace, and it is possible that return rates will increase further. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceeds management's estimates, it could have a material adverse impact on the Company's operating results. Further, certain distributors and retailers have experienced business and financial difficulties, such difficulties for these or additional distributors and retailers may continue or increase which could have an adverse effect on the operating results and financial condition of the Company. The Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive which could lead to inventory write-offs and have an adverse impact on the Company's operating results.

Sales to a limited number of distributors and retailers have constituted and are expected to continue to constitute a substantial amount of the Company's revenues. Arrangements with these accounts generally may be terminated at any time by the distributor or retailer. The loss of, a significant reduction in sales to or inability to collect receivables from, or any other adverse change in the Company's relationship with, any of the Company's principal resellers or accounts sold through such resellers could materially adversely affect the Company's results of operations. The Company's retailers and distributors compete in a volatile industry and are subject to the risk of bankruptcy or other business failure, and certain distributors and retailers have experienced difficulties. The Company maintains a reserve for uncollectible receivables which it believes is adequate, however, due to factors outside of the Company's control, the reserve may prove to be insufficient which could have an adverse effect on the operating results and financial condition of the Company. The Company has significantly increased its efforts to sell its products direct-to-consumer, including its acquisition of Parsons Technology, a direct-to-consumer software specialist, and increasing its telemarketing and Internet efforts, however there can be no guarantees that such efforts will successfully offset the changes in the retail channel.

IMPACT OF YEAR 2000

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is still assessing the impact the year 2000 issue will have on its internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems will have a material impact on its operations or financial results. However, there can be no guarantee that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before the year 2000 problems could occur.

The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have on its suppliers and, at this time, cannot determine the impact it will have.




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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on January 22, 1998. The results of voting were as follows:

         PROPOSAL 1:  ELECTION OF DIRECTORS OF THE COMPANY

                      NOMINEE             VOTES FOR   VOTES WITHHELD
                      -------             ---------   --------------
                  Douglas G. Carlston     19,745,776      91,665
                  Edmund R. Auer          19,745,226      92,215
                  Gary L. Buckmiller      19,745,476      91,965
                  Scott D. Cook           19,746,778      90,663
                  Joseph P. Durrett       19,727,234     110,207
                  William P. Egan         19,745,109      92,332
                  William M. McDonagh     19,719,105     118,336
                  Lawrence H. Wilkinson   19,746,876      90,565

         PROPOSAL 2: APPROVAL TO INCREASE BY 1,500,000 SHARES THE NUMBER OF SHARES AUTHORIZED UNDER THE COMPANY'S 1996 EMPLOYEE AND CONSULTANT STOCK OPTION PLAN


                         Votes For:          11,452,509
                         Votes Against:       4,278,941
                         Votes Abstaining:       35,781
                         Broker Non-votes:    4,070,210

         PROPOSAL 3: RATIFICATION OF ERNST & YOUNG LLP, OR ITS INTENDED SUCCESSOR COMPANY, ERNST & YOUNG LLP/KPMG PEAT MARWICK LLP, AS THE COMPANY'S INDEPENDENT AUDITORS


                         Votes For:          19,757,140
                         Votes Against:          55,508
                         Votes Abstaining:       24,793


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             On February 27, 1998, a current report on Form 8-K was filed with the SEC, and subsequently amended on March 19, 1998, in connection with the Company's decision to replace Ernst & Young, LLP, its independent accountants, with KPMG Peat Marwick, LLP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRODERBUND SOFTWARE, INC.
                                  (Registrant)

Dated:  April 14, 1998

                                          By: /s/ J. Mark Hattendorf
                                              ------------------------
                                              J. Mark Hattendorf
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)