Form 10-Q/A
period 1998-02-28
BRODERBUND SOFTWARE INC /DE/
filed 1998-05-01
CIK 812490

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-Q/A


 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
---                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1998

                                        OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

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