Form 10-Q
period 1998-05-31
BRODERBUND SOFTWARE INC /DE/
filed 1998-07-14
CIK 812490

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                     FORM 10-Q



  X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 ---                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 31, 1998

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

         Yes    X                                                No
             -------                                                   -------

As of May 31, 1998 there were 20,964,789 shares of the Registrant's Common Stock Outstanding.

                             BRODERBUND SOFTWARE, INC.



                                 TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at May 31, 1998
                 and August 31, 1997...........................................3
              Condensed Consolidated Statements of Operation-Three and
                 Nine Months Ended May 31, 1998 and 1997.......................4
              Condensed Consolidated Statements of Cash Flows-Nine Months
                 Ended May 31, 1998 and 1997...................................5
              Notes to Condensed Consolidated Financial Statements.............6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................8




PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................18




     Signature................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             BRODERBUND SOFTWARE, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                       MAY 31,     August 31,
                                                       1998          1997
                                                    -------------------------
                                                    (Unaudited)
                         ASSETS
Current assets:
     Cash and short-term investments                $119,841       $ 94,078
     Accounts receivable, net                          6,920         18,047
     Inventories                                       5,559          4,527
     Deferred income taxes                            18,735         14,975
     Other current assets                              5,091          3,799
                                                    -------------------------
     Total current assets                            156,146        135,426
                                                    -------------------------

Property and equipment, net                           17,095         18,664
Purchased technology and other intangibles            14,355         20,308
Deferred income taxes                                 12,275         11,002
Other assets                                             538          1,203
                                                    -------------------------
                                                    $200,409       $186,603
                                                    -------------------------
                                                    -------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $  8,950       $  8,928
     Accrued compensation                              8,143          8,545
     Accrued income taxes                              4,157          4,621
     Other accrued expenses                           13,884         14,397
                                                    -------------------------
     Total current liabilities                        35,134         36,491
                                                    -------------------------

Other liabilities                                      1,870          2,030
                                                    -------------------------
     Total liabilities                                37,004         38,521
                                                    -------------------------

Stockholders' equity:
     Common stock                                     30,689         27,422
     Retained earnings                               132,716        120,660
                                                    -------------------------
          Total stockholders' equity                 163,405        148,082
                                                    -------------------------
                                                    $200,409       $186,603
                                                    -------------------------
                                                    -------------------------

SEE ACCOMPANYING NOTES.

                             BRODERBUND SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (Unaudited)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             MAY 31,                        MAY 31,
                                                    -----------------------------------------------------
                                                      1998           1997           1998           1997
                                                    -----------------------------------------------------
Net revenues                                        $ 52,476       $ 39,294       $230,296       $145,101
Cost of revenues                                      21,634         12,868         90,652         50,303
Amortization of purchased technology                   2,193          1,427          6,631          3,741
                                                    -----------------------------------------------------
     Gross margin                                     28,649         24,999        133,013         91,057
                                                    -----------------------------------------------------

Operating expenses:
     Sales and marketing                              22,273         12,615         69,026         37,988
     Research and development                          9,211         10,578         34,285         27,818
     General and administrative                        4,906          3,224         16,868          9,740
     Charge for acquired in-process technology           -              -              -            9,250
                                                    -----------------------------------------------------
     Total operating expenses                         36,390         26,417        120,179         84,796
                                                    -----------------------------------------------------

Income (loss) from operations                         (7,741)        (1,418)        12,834          6,261

Interest and dividend income, net                      1,265          1,443          3,435          4,505
Gain (loss) on sale of investment                      2,298             (8)         2,311              2
Equity in losses of joint venture                        -              -              -             (603)
                                                    -----------------------------------------------------

Income (loss) before income taxes                     (4,178)            17         18,580         10,165

Provision (benefit) for income taxes                  (1,516)             6          6,781          4,721
                                                    -----------------------------------------------------

Net income (loss)                                   $ (2,662)      $     11        $11,799       $  5,444
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

Basic earnings (loss) per share                     $   (.13)      $    .00       $   0.57       $   0.26
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

Diluted earnings (loss) per share                   $   (.13)      $    .00       $   0.56       $   0.26
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

Common shares outstanding                             20,949         20,733         20,852         20,673
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

Common shares assuming dilution                       20,949         21,048         21,231         21,083
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------



     SEE ACCOMPANYING NOTES.

                             BRODERBUND SOFTWARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                              MAY 31,
                                                                     ------------------------
                                                                        1998            1997
                                                                     ------------------------
     OPERATING ACTIVITIES
     Net income                                                      $ 11,799       $  5,444
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Equity in losses of joint venture                                  -              603
       Depreciation and amortization                                   10,771          6,129
       Deferred income taxes                                           (1,273)        (2,562)
       Charge for acquired in-process technology                          -            9,250
       Changes in operating assets and liabilities                      4,191        (11,253)

                                                                     ------------------------
          Net cash provided by operating activities                    25,488          7,611
                                                                     ------------------------

     INVESTING ACTIVITIES
     Additions to equipment and improvements                           (2,570)        (2,878)
     Investments in affiliates                                            -           (2,683)
     Purchase of Living Books, net of cash                                -           (7,594)
     Other                                                               (483)        (5,382)

                                                                     ------------------------
          Net cash used in investing activities                        (3,053)       (18,537)
                                                                     ------------------------

     FINANCING ACTIVITIES
     Repurchase of common stock                                           -          (14,574)
     Employee stock purchase plan                                         817            891
     Exercise of stock options                                          1,558            841
     Tax benefit from exercise of stock options                           892            254

                                                                     ------------------------
          Net cash provided by (used in) financing activities           3,267        (12,588)
                                                                     ------------------------

     Effect of exchange rate on cash and short-term investments            61           (259)
                                                                     ------------------------

     Increase (decrease) in cash and short-term investments            25,763        (23,773)
     Cash and short-term investments, beginning of period              94,078        150,893

                                                                     ------------------------
     Cash and short-term investments, end of period                  $119,841       $127,120
                                                                     ------------------------
                                                                     ------------------------


SEE ACCOMPANYING NOTES.

                             BRODERBUND SOFTWARE, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements for Broderbund Software, Inc. (the "Company") for the nine months ended May 31, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report (Form 10-K) for the year ended August 31, 1997. The results of operations for the three months and nine months ended May 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. The Company will adopt SFAS No. 130 effective September 1, 1998.

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

NOTE 3.  EARNINGS PER SHARE

The FASB issued SFAS No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. Beginning the second quarter of fiscal 1998, the Company adopted the new standard and has restated prior period amounts to "basic" and "diluted" earnings per share. "Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflect the net incremental shares that would be issued if outstanding stock options were exercised.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options are considered anti-dilutive because the options' exercise price is above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No.
128. The following table reflects the total potentially diluted shares that would be outstanding if such anti-dilutive shares were included.

(IN THOUSANDS)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MAY 31,                       MAY 31,
                                                           ---------------------------------------------------
                                                            1998           1997           1998           1997
                                                           ---------------------------------------------------
Weighted average common shares outstanding                 20,949         20,733         20,852         20,673
Incremental shares - Stock options                            197            315            379            410
                                                           ---------------------------------------------------

     Diluted shares assuming net income                    21,146         21,048         21,231         21,083
Options with exercise price greater than market price       2,880          2,447          2,368          3,558
                                                           ---------------------------------------------------

     Total potentially diluted shares                      24,026         23,495         23,599         24,641
                                                           ---------------------------------------------------
                                                           ---------------------------------------------------


NOTE 4.  SUBSEQUENT EVENT

On June 22, 1998 the Company announced that it had entered into a definitive merger agreement with The Learning Company, Inc. (TLC). Pursuant to the agreement, subject to certain conditions described below, TLC will issue 0.80 shares of its common stock for each outstanding share of the Company's common stock. Based on the closing price of TLC's common stock on June 19, 1998, this exchange ratio implies a purchase price of $20 per share and an aggregate transaction value of approximately $420 million.

The closing of the transaction is subject to certain conditions, including expiration of applicable waiting periods under pre-merger notification regulations and the approval of stockholders of both companies. The Boards of Directors of both companies have approved the transaction. The transaction is anticipated to be accounted for using the pooling-of-interests method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the fiscal year ended August 31, 1997. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including, but not limited to, those discussed in "Factors Affecting Future Operating Results" below at pages 13 to 17, as well as in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements. This analysis is provided pursuant to applicable S.E.C. regulations and is not intended to serve as a basis for projections of future events. On June 22, 1998, the Company announced that it had entered into a definitive merger agreement with The Learning Company, Inc. (TLC). See
Note 4, Subsequent Event, to Notes to Condensed Consolidated Financial Statements, and Factors Affecting Future Operating Results, Proposed Merger with TLC.

RESULTS OF OPERATIONS


The following table sets forth certain consolidated statement of income data as a percentage of net revenues for the periods indicated:


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MAY 31,                       MAY 31,
                                                           ---------------------------------------------------
                                                             1998           1997           1998           1997
                                                           ---------------------------------------------------
Net revenues                                                 100%           100%           100%           100%
Cost of revenues                                              41%            33%            39%            35%
Amortization of purchased technology                           4%             4%             3%             3%
                                                           ---------------------------------------------------

Gross margin                                                  55%            63%            58%            62%

Operating expenses:
  Sales and marketing                                         42%            32%            30%            26%
  Research and development                                    18%            27%            15%            19%
  General and administrative                                   9%             8%             7%             7%
  Charge for acquired in-process
     technology                                               -              -              -               6%
                                                           ---------------------------------------------------

    Total operating expenses                                  69%            67%            52%            58%
                                                           ---------------------------------------------------

Income (loss) from operations                                (14%)           (4%)            6%             4%

Nonoperating income                                            6%             4%             2%             3%
                                                           ---------------------------------------------------

Income (loss) before income taxes                             (8%)           -               8%             7%
Provision (benefit) for income taxes                          (3%)           -               3%             3%
                                                           ---------------------------------------------------

    Net income (loss)                                         (5%)           -               5%             4%
                                                           ---------------------------------------------------
                                                           ---------------------------------------------------

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

Net revenues for the third quarter of fiscal 1998 were $52.5 million, an increase of 34% from the $39.3 million recorded in the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and 1997, net revenues were $230.3 million and $145.1 million, respectively, up 59%. The increase in net revenues in these periods was primarily due to the release of RIVEN-TM-: THE SEQUEL TO MYST-Registered Trademark-. Higher customer returns and rebates for the third quarter and first nine months of fiscal 1998 partially offset the increase. The increase was also due to sales generated by the Company's "Broderbund Direct" business, which was formed from the integration of what was formerly known as Broderbund's direct-to-consumer business together with the direct-to-consumer operations of Parsons Technology, a company acquired by Broderbund in August 1997.

Net revenues in the personal productivity category for the third quarter and first nine months of fiscal 1998 were up 50% and 38%, respectively, over the comparable prior year periods primarily due to revenues generated from products acquired in the purchase of Parsons Technology which offset a decline in revenues generated from the Company's other personal productivity products for the third quarter and first nine months of fiscal 1998 when compared to the comparable periods in fiscal 1997. Excluding the effect of the Parsons Technology acquisition, the decrease in revenues in the personal productivity category was primarily a result of aggressive pricing and marketing competition for Broderbund's THE PRINT SHOP products, which had a negative effect on the Company's revenue and market share. The personal productivity category comprised 60% of the Company's total net revenues for the third quarter and 45% for the first nine months of fiscal 1998.

Net revenues in the entertainment category increased 89% and 272% for the third quarter and first nine months of fiscal 1998, respectively, compared to the comparable periods in fiscal 1997. These increases were primarily due to the release of RIVEN and to a lesser extent the recent release of THE JOURNEYMAN PROJECT 3-Registered Trademark-: LEGACY OF TIME-TM-. In the third quarter, the Company experienced significant returns of RIVEN from its retailer and distributor customers. Further, the Company does not believe revenues from RIVEN will continue at the rate experienced during the initial sell-in period. The entertainment category comprised 23% and 35% of the Company's total net revenues for the third quarter and first nine months of fiscal 1998, respectively.

Net revenues in the education category decreased 33% and 21% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the same periods in fiscal 1997 after adjusting prior year revenues to include Living Books' (a joint venture with Random House until the Company acquired Random House's 50% interest in the Living Books joint venture in the second quarter of fiscal 1997) revenues in this category for the entire period rather than as affiliated label revenue. The decreases in this category were primarily the result of a decline in sales from MATH WORKSHOP-TM-, LOGICAL JOURNEY OF THE ZOOMBINIS-Registered Trademark-, THE AMAZING WRITING MACHINE-Registered Trademark- and GREEN EGGS AND HAM BY DR. SEUSS, related to both a decrease in units sold and to pricing pressures. The recent release of CARMEN SANDIEGO MATH DETECTIVE-TM- late in the second quarter of fiscal 1998 partially offset this decline. The education category comprised 14% and 15% of the Company's total net revenues for the third quarter and first nine months of fiscal 1998, respectively.

Net revenues from sales of affiliated label products increased 92% and 113% for the third quarter and first nine months of fiscal 1998, respectively, compared to fiscal 1997, after excluding the effects of Living Books affiliated label revenue from prior periods as discussed above. These increases for both the third quarter and first nine months of fiscal 1998 were primarily due to the release of ENCYCLOPAEDIA BRITANNICA-Registered Trademark- CD 98. This category comprised 3% of the Company's total net revenues for the third quarter and 5% for the first nine months of fiscal 1998.

During the third quarter of fiscal 1998, the Company released a total of eight new titles, including one new affiliated label title. In the same period of the prior year, the Company released a total of eight new titles, including two new affiliated label titles.

COST OF REVENUES AND AMORTIZATION OF PURCHASED TECHNOLOGY

Cost of revenues includes cost of goods sold, royalties paid to developers and accrued technical support costs, which relate primarily to telephone support provided to consumers shortly after they purchase software. The Company does not capitalize software development costs as the impact of such capitalization on the Company's financial statements would be immaterial. Amortization of purchased technology consists of the value of the technology purchased in the Company's acquisitions of Parsons Technology in August 1997, Random House's 50% interest in the Living Books joint venture in January 1997, T/Maker Company in August 1996 and Banner Blue Software, Inc. in April 1995, each amortized ratably over a three year period from the date of acquisition.

GROSS MARGIN

In the third quarter of fiscal 1998, the Company's gross margin was 55% compared to 63% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company's gross margin was 58% compared to 62% for the first nine months of fiscal 1997. The decreases in gross margin for these periods were primarily due to a change in the Company's revenue mix related to the success of RIVEN, on-going demand for MYST and strong affiliated label sales. The Company's entertainment products (which tend to carry lower margins than the Company's other published products primarily due to higher royalty payments) and the lower-margin affiliated label products represented 26% and 40% of net revenues for the third quarter and first nine months of fiscal 1998, respectively, as compared to 19% for both comparable periods in fiscal 1997. In addition, gross margin was negatively impacted by the higher customer returns and rebates previously discussed under NET REVENUES. Also, due to the purchases of Living Books and Parsons Technology, amortization of purchased technology increased 54% and 78% in the third quarter and first nine months of fiscal 1998, respectively, compared to the comparable periods in fiscal 1997.

SALES AND MARKETING

Sales and marketing expenses increased 77% to $22.3 million in the third quarter of fiscal 1998 from $12.6 million in the third quarter of fiscal 1997. Similarly, for the first nine months of fiscal 1998, sales and marketing expenses increased 82% to $69 million from $38 million for the same period in fiscal 1997. These increases were primarily due to the addition of sales and marketing efforts of Parsons Technology. In addition, the Company has continued to emphasize consumer advertising and promotions related to new product releases, including RIVEN, as well as promotional spending with the Company's channel partners. The Company also incurred additional expenses in order to monitor its channel partners' compliance with these programs and to track inventory levels at individual retail outlets. The intense competition for high quality and adequate levels of retail shelf space continues to increase as the number of software products increases. As a result, the Company believes that it may sustain, or incur further increases in sales and marketing expenses in the future, particularly in the entertainment category where it is common for significant marketing costs to be incurred in advance of product release, in an effort to more clearly distinguish its products from its competitors' products and to obtain adequate shelf space.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 13% to $9.2 million in the third quarter of fiscal 1998 from $10.6 million in the third quarter of fiscal 1997. This decrease resulted primarily from lower development costs associated with THE PRINT SHOP and CARMEN SANDIEGO upgrades achieved as a result of reduced outsourced development as compared to the same period of the prior year, partially offset by the addition of development expenditures of Parsons Technology. For the first nine months of fiscal 1998, research and development expenses increased 23% to $34.3 million from $27.8 million for the comparable period in fiscal 1997 primarily as a result of higher employee-related expenses. The Company continues to invest in the development of CD-ROM based multimedia products with expanded sound, graphics, animation video and/or information content. The development of products with more content increases research and development costs and in future periods, the development of products for emerging platforms, such as DVD and the Internet, and new technologies, such as 3-D, may cause development expenses to increase even further. To partially offset this increase in content costs, the Company has implemented, and continues to develop proprietary development systems to reduce the number of programming hours required to bring a product to market on multiple platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 52% to $4.9 million in the third quarter of fiscal 1998 from $3.2 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, general and administrative expenses increased 73% to $16.8 million from $9.7 million for the comparable period in fiscal 1997. The increases were primarily due to the Company's increase in staffing and the related employee expenses, principally as a result of the Parsons Technology acquisition in August 1997, as well as increased legal costs.

NONOPERATING INCOME

Included in nonoperating income are interest and dividend income and other nonoperating items. Interest and dividend income was $1.3 million and $1.4 million in the third quarter of 1998 and 1997, respectively. Interest and dividend income was $3.4 million and $4.5 million for the first nine months of fiscal 1998 and 1997, respectively. The $1.1 million decrease experienced in fiscal 1998 was primarily due to the lower cash and short-term investment balances resulting from the acquisition of Parsons Technology. The third quarter of fiscal 1998 nonoperating income includes a $2.3 million gain from the sale of the Company's Classifieds2000 internet investment.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company's effective income tax rate remained constant at approximately 36.5% benefit for the third quarter of fiscal 1998 and 36.5% provision in the prior year quarter. The Company's effective income tax rate decreased to 36.5% from 46.4% for the first nine months of fiscal year 1998 and 1997, respectively. The decrease in the effective income tax rate for the first nine months of fiscal 1998 was primarily attributable to the extension of the federal research and development tax credit and favorable changes in the State of California's research and development tax credit rules.

NET INCOME

Net loss and loss per share were $2.6 million and $.13, respectively, for the third quarter of fiscal 1998 compared to breakeven for the same period in 1997. Net income and diluted earnings per share were $11.8 million and $.56, respectively, in the first nine months of fiscal 1998 compared to $5.4 million and $0.26 per share for the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's primary source of liquidity has been cash generated from operations. The Company's working capital increased $22.1 million during the first nine months of fiscal 1998 to $121 million from $98.9 million at August 31, 1997. Cash and short-term investments increased $25.7 million to $119.8 million at May 31, 1998 from $94.1 million at the end of the prior fiscal year. The increase in cash and short-term investments was primarily due to the collection of accounts receivable generated from revenue recognized in the seasonally high first quarter of fiscal 1998.

The Company uses its working capital to finance ongoing operations and to fund the expansion and development of its product lines. In addition, the Company evaluates from time to time, acquisitions of products or companies that complement the Company's business. In particular, the consumer software sector is experiencing a period of significant consolidation, and the Company currently expects, if it remains an independent company, to participate in the consolidation in an aggressive manner, as smaller, previously independent companies seek to ally themselves with larger companies with greater access to capital, distribution, intellectual property and managerial expertise. See Note 4, Subsequent Event, to Notes to Condensed Consolidated Financial Statements regarding the Company's proposed merger with TLC.

Management believes the existing cash and short-term investments balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the coming year.

SUBSEQUENT EVENT

See Note 4, Subsequent Event, to Notes to Condensed Consolidated Financial Statements regarding the Company's proposed merger with TLC.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Broderbund operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties that may cause the Company's operating results to differ materially and/or adversely are discussed below and elsewhere in this Form 10-Q. Additional discussions are included in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of the 1998 fiscal year, as well as the Annual Report and Form 10-K for the 1997 fiscal year, all of which are on file with the S.E.C.

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

The Company's stock is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends or the results reported by other market participants. For example, during the first nine months of fiscal 1998, the price per share of the Company's common stock ranged from $16.00 to $37.25, during fiscal 1997 ranged from $18.38 to $35.13 and during fiscal 1996 ranged from $28.50 to $76.88. Any significant shortfall in net revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the trading price of the Company's common stock.

INDUSTRY AND COMPETITION

End user demand for consumer software has historically been volatile in this industry, affected by changing technology, limited hardware platform life cycles, hit products, competition, seasonality, consumer spending and other economic trends. The Company believes that this volatility in consumer demand seen in this industry will continue, which could have a material adverse affect on the Company's future growth in net revenues. In addition, the intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, technical and/or intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. As a result, an increasingly large number of products are competing for limited consumer demand and retail shelf space. Further, consolidation in the industry has resulted in smaller, independent competitor companies being bought by larger companies who then may have access to greater financial, managerial or distribution resources than the Company, which could have a material, adverse effect on the Company's financial results. In addition, several competitors have actively developed, and aggressively marketed and priced, products directly competitive to those of the Company, including the Company's best-selling series, THE PRINT SHOP-Registered Trademark-, which has caused a reduction in revenues, including significant revenue reductions in THE PRINT SHOP product line. Although the Company has taken steps to respond to such competitive pressures, there can be no assurances that the Company's efforts will be effective in the market or that the Company will be successful in regaining market share. Further, in the education category, competitors have significantly reduced retail prices on key brand and premium line products, in some cases pricing products at retail (and after rebate) at, near or below zero. Although the Company believes that such tactics are not sustainable in the long term, in the short term such competitive tactics have had a material, adverse effect on the Company's performance in the education category and may continue to do so in future periods.

Due to changes in platforms, technologies and consumer preferences in the industry, sales of products on older platforms and in certain product lines have declined. The Company takes efforts to forecast such technology, lifecycle and consumer demand changes, and manage such products accordingly. However, the sales of these products may continue to decline further or experience lower than expected sales levels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. For example, there are 21 products available from the Company's Living Books product line and it has become increasingly difficult to maintain shelf space in the retail channel for all of these products. Retailers may not purchase all of these products or provide these products with adequate levels of shelf space and promotional support, and although the Company has initiated aggressive direct-to-consumer efforts to offset such trends these efforts may not be successful.

Competition for employees in the consumer software business is intense as competition in the industry increases. The attraction and retention of key personnel and other creative talent, including independent developers, has intensified and become increasingly difficult. Further, like many companies in the technology sector, the Company relies in part on stock option grants to attract and retain key personnel. In light of the decrease in the Company's stock price in recent periods the effectiveness of such benefits in attracting and retaining key personnel has diminished.

PRODUCTS AND PLATFORMS

The Company's future success will depend in large part on its ability to develop and release new products on a timely basis and to achieve widespread market acceptance for such products. The MYST sequel product, RIVEN, was released in the first quarter of fiscal 1998, and the initial sales of the highly anticipated sequel product were the primary reason for the significant increase in net revenues for the first half of fiscal 1998 compared to prior periods. However, the Company does not believe that the revenues from RIVEN will continue at the rate experienced during the initial sell-in period, and cannot provide assurances that the product will achieve prolonged and continued widespread market acceptance. In the third quarter of fiscal 1998 the Company experienced significant returns of RIVEN from its retailer and distributor customers. There can be no assurance that revenues, including those derived from the sales of this product, will increase during subsequent fiscal quarters or that returns, including returns of RIVEN, will decrease.

Because of complexities in technology and consumer preferences associated with developing and publishing consumer software, new product introductions can be subject to material delays. In addition, there can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance, if achieved, will be sustained for any length of time. Since the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. The Company's development and introduction of entertainment titles increases the risk associated with the development and marketing of consumer software products and their market acceptance because the entertainment sector is more hit-driven, and with titles generally having a relatively shorter life cycle compared to titles in the productivity or education segments. Further, the substantial year-over-year decline in MYST revenues was not fully replaced with the release of RIVEN, and there can be no guarantee that other products will replace the shortfall in MYST revenues.

The Company believes that electronic or Internet products and services will become an increasingly important platform and distribution media. The Company has initiated steps to take advantage of opportunities created by the Internet and on-line networks, including developing a customer database and commerce infrastructure and integrating those functions into the Company's operations to improve scalability. The Company's failure to timely and successfully adapt to and utilize such new technologies and media, like the Internet, could materially and adversely affect its competitive position and its financial results. Just as the Company competes with other forms of entertainment (e.g., books, television), the Company now competes with the Internet because potential customers for the Company's software are spending increasing amounts of time on-line, and therefore may be less likely to purchase the Company's software.

DISTRIBUTION

The distribution channels through which consumer software products are traditionally sold have been characterized by intense competition, consolidation and continuing uncertainties. The Company believes that this competition, consolidation and uncertainty will increase which may affect the levels at which distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. The Company has experienced increasing pressure from distributors and retailers to obtain marketing and promotional funds and discounts in connection with access to shelf space, in-store promotion and sale of products, and the Company believes that these pressures will continue or increase.

The Company also permits distributors and retailers to return products under certain circumstances and in recent periods, the Company has experienced an increase in the rate of returns as the competition in the distribution channel increases and as mass merchants, office and warehouse stores become an increasing percentage of the Company's sales in the traditional retail channel. The Company believes that the rate of product returns may continue at this pace, and it is possible that return rates will increase further. In particular, in the third quarter of fiscal 1998, the Company experienced significant returns of RIVEN. There can be no assurance that these returns will decrease. The Company establishes allowances based on estimated future returns of product after considering various factors, and accordingly, if the level of actual returns exceeds management's estimates, it could have a material adverse impact on the Company's operating results. Further, certain distributors and retailers have experienced business and financial difficulties. Such difficulties for these or additional distributors and retailers may continue or increase which could have an adverse effect on the operating results and financial condition of the Company. The Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive which could lead to inventory write-offs and have an adverse impact on the Company's operating results.

Sales to a limited number of distributors and retailers have constituted and are expected to continue to constitute a substantial amount of the Company's revenues. Arrangements with these accounts generally may be terminated at any time by the distributor or retailer. The loss of, a significant reduction in sales to or inability to collect receivables from, or any other adverse change in the Company's relationship with, any of the Company's principal resellers or accounts sold through such resellers could materially adversely affect the Company's results of operations. The Company's retailers and distributors compete in a volatile industry and are subject to the risk of bankruptcy or other business failure, and certain distributors and retailers have experienced difficulties. The Company maintains a reserve for uncollectible receivables that it believes is adequate; however, due to factors outside of the Company's control, the reserve may prove to be insufficient which could have an adverse effect on the operating results and financial condition of the Company. The Company has significantly increased its efforts to sell its products direct-to-consumer, including its acquisition of Parsons Technology, a direct-to-consumer software specialist, and has increased its telemarketing and Internet efforts; however, there can be no guarantees that such efforts will successfully offset the adverse conditions and changes in the retail channel.

IMPACT OF YEAR 2000

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is still assessing the impact the year 2000 issue will have on its internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 issue for its internal information systems will have a material impact on its operations or financial results. However, there can be no guarantee that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before the year 2000 issues could occur. The Company is in the process of completing testing of its product line to determine year 2000 compliance. The Company does not anticipate that its products will have any significant year 2000 issues, but there can be no assurance that year 2000 issues will not occur or that all of the products will be year 2000 compatible.

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

PROPOSED MERGER WITH TLC:

On June 22, 1998 the Company announced that it had entered into a definitive merger agreement with TLC. Pendency of this transaction may result in some disruption to the business of the Company, including employee and customer uncertainty. In the event that the merger with TLC does not close and the Company continues as an independent entity, such disruption could have a material adverse effect on the business, financial condition and results of operations of the Company.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a) Agreement and Plan of Merger among The Learning Company, Inc., TLC Merger Corp. and Broderbund Software, Inc. June 21, 1998.


     (b)  Reports on Form 8-K

          On February 27, 1998, a Current Report on Form 8-K was filed with the S.E.C., and subsequently amended on March 19, 1998, in connection with the Company's decision to replace Ernst & Young LLP, its independent accountants, with KPMG Peat Marwick LLP.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BRODERBUND SOFTWARE, INC.
                                    (Registrant)



Dated:  July 14, 1998








                              By:  /s/ J. Mark Hattendorf
                                   -----------------------
                                   J. Mark Hattendorf
                                   Group Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)